Form 10-Q
period 2005-03-31
GNC CORP
filed 2005-05-10
CIK 1273886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark one)
☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to __________.

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
☐ Yes ☑ No

As of March 31, 2005, 29,659,663 shares of the registrant’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

GNC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	March 31,
	2004 *	2005
		(unaudited)
Current assets:
Cash and cash equivalents	$85,161	$77,765
Receivables, net	68,148	68,428
Inventories, net (Note 3)	272,254	293,371
Deferred tax assets, net	14,133	13,164
Other current assets	36,382	36,881

Total current assets	476,078	489,609

Long-term assets:
Goodwill (Note 4)	78,585	78,585
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	28,652	27,691
Property, plant and equipment, net	195,409	190,808
Deferred financing fees, net	18,130	17,727
Deferred tax assets, net	1,093	—
Other long-term assets	21,393	15,797

Total long-term assets	555,262	542,608

Total assets	$1,031,340	$1,032,217

Current liabilities:
Accounts payable	$106,557	$134,473
Accrued payroll and related liabilities	20,353	16,631
Accrued interest (Note 5)	1,863	9,022
Current portion, long-term debt (Note 5)	3,901	2,048
Other current liabilities	61,325	63,570

Total current liabilities	193,999	225,744

Long-term liabilities:
Long-term debt (Note 5)	506,474	472,836
Deferred tax liabilities, net	—	346
Other long-term liabilities	9,866	10,234

Total long-term liabilities	516,340	483,416

Total liabilities	710,339	709,160

Cumulative redeemable exchangeable preferred stock, $0.01 par value, 110,000 shares authorized, 100,000 shares issued and outstanding (liquidation preference of $123,815 and $127,221, respectively)	112,734	116,173
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,854,663 and 29,659,663 shares issued and outstanding, respectively	299	297
Paid-in-capital	178,245	177,467
Retained earnings	28,924	28,221
Treasury stock, at cost, 100,000 and 0 shares, respectively	(364)	—
Accumulated other comprehensive income	1,163	899

Total stockholders’ equity	208,267	206,884

Total liabilities and stockholders’ equity	$1,031,340	$1,032,217

* Footnotes summarized from the Audited Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2005
Revenue	$372,555	$336,435

Cost of sales, including costs of warehousing, distribution and occupancy	247,143	230,456

Gross profit	125,412	105,979

Compensation and related benefits	61,100	57,314
Advertising and promotion	12,556	14,601
Other selling, general and administrative	17,823	18,915
Foreign currency gain	(193)	(105)
Other income	—	(2,500)

Operating income	34,126	17,754

Interest expense, net	8,694	13,471

Income before income taxes	25,432	4,283

Income tax expense	9,244	1,547

Net income	16,188	2,736

Other comprehensive loss	(418)	(264)

Comprehensive income	$15,770	$2,472

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

							Accumulated
							Other	Total
	Common Stock			Retained	Treasury Stock		Comprehensive	Stockholders'
	Shares	Dollars	Paid-in-Capital	Earnings	Shares	Dollars	Income	Equity
Balance at December 31, 2004	29,854,663	$299	$178,245	$28,924	(100,000)	$(364)	$1,163	$208,267

Retirement of treasury stock	(100,000)	(1)	(363)	—	100,000	364	—	—

Repurchase and retirement of common stock	(95,000)	(1)	(415)	—	—	—	—	(416)

Preferred stock dividends	—	—	—	(3,406)	—	—	—	(3,406)

Amortization of preferred stock issuance costs	—	—	—	(33)	—	—	—	(33)

Net income	—	—	—	2,736	—	—	—	2,736
Foreign currency translation adjustments	—	—	—	—	—	—	(264)	(264)

Balance at March 31, 2005 (unaudited)	29,659,663	$297	$177,467	$28,221	—	$—	$899	$206,884

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,188	$2,736
Depreciation expense	8,257	9,139
Deferred fee writedown — early debt extinguishment	—	3,890
Amortization of intangible assets	1,004	961
Amortization of deferred financing fees	771	683
Increase in provision for inventory losses	4,659	2,238
(Decrease) increase in provision for losses on accounts receivable	(1,099)	591
Decrease in net deferred taxes	1,353	2,408
Changes in assets and liabilities:
Decrease (increase) in receivables	941	(872)
Increase in inventory, net	(31,844)	(23,159)
Decrease in franchise note receivables, net	3,201	3,604
Decrease in other assets	5,654	1,495
Increase in accounts payable	36,814	26,157
Increase in accrued taxes	7,884	—
Increase in interest payable	4,572	7,159
Decrease in accrued liabilities	(9,909)	(1,490)

Net cash provided by operating activities	48,446	35,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,342)	(4,383)
Franchise store conversions	27	—
Store acquisition costs	(232)	(558)
Acquisition of General Nutrition Companies, Inc	(7,710)	—

Net cash used in investing activities	(13,257)	(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,628	—
Repurchase and retirement of common stock	—	(416)
(Decrease) increase in cash overdrafts	(839)	1,760
Payments on long-term debt — third parties	(951)	(185,491)
Proceeds from senior notes issuance	—	150,000
Financing fees	—	(3,785)

Net cash used in financing activities	(162)	(37,932)

Effect of exchange rate on cash	(72)	(63)

Net increase (decrease) in cash	34,955	(7,396)
Beginning balance, cash	33,176	85,161

Ending balance, cash	$68,131	$77,765

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. NATURE OF BUSINESS

      General Nature of Business. GNC Corporation (the “Company”), formerly known as General Nutrition Centers Holding Company, a Delaware corporation, is a leading specialty retailer of vitamin, mineral and herbal supplements, diet and sports nutrition products and specialty supplements. The Company is also a provider of personal care and other health related products. The Company operates primarily in three business segments: Retail, Franchising and Manufacturing/Wholesale. The Company manufactures the majority of its branded products, and also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, Federal Trade Commission, Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.

      Acquisition of the Company. On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Koninklijke (Royal) Numico N.V. (“Numico”) and Numico USA, Inc. to acquire 100% of the outstanding equity interest of General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. on December 5, 2003 (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management L.P. (“Apollo”), together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by the Company. The Company utilized this equity contribution to purchase the investment in General Nutrition Centers, Inc., (“Centers”). Centers is a wholly owned subsidiary of the Company.

NOTE 2. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Article 210-10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004 (the “Form 10-K”).

      The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005.

      The Company’s normal reporting period is based on a 52-week calendar year.

      Certain reclassifications have been made to the financial statements to ensure consistency in reporting and conformity between prior year and current year amounts.

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes to critical estimates since the audited financial statements at December 31, 2004.

      Stock Compensation. In accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock issued to Employees”, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the three months ended March 31, 2005, stock compensation represents shares of the Company’s stock issued pursuant to the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan. The common stock associated with this plan is not registered or traded on any exchange. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”, prescribes that companies utilize the fair value method of valuing stock-based compensation and recognize compensation expense accordingly. SFAS No. 123 did not require that the fair value method be adopted and reflected in the financial statements. However, in December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which sets accounting requirements for “share-based” compensation. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation and disallows the use of the intrinsic value method of accounting for stock compensation. This statement is also not effective for the Company until the beginning of our fiscal year 2006. The Company has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” by illustrating compensation costs in the following table and will adopt SFAS No. 123(R) beginning of our fiscal year 2006.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

      Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net income for each of the periods presented would have been as follows:

	Three Months ended
	March 31,
	2004	2005
	(unaudited)
	(in thousands)
Net income as reported	$16,188	$2,736
Less: total stock-based employee compensation costs determined using fair value method, net of related tax effects	(216)	(313)

Adjusted net income	$15,972	$2,423

NOTE 3. INVENTORIES, NET

      Inventories at each respective period consisted of the following:

	December 31, 2004
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$242,578	$(11,542)	$231,036
Unpackaged bulk product and raw materials	41,607	(3,019)	38,588
Packaging supplies	2,630	—	2,630

	$286,815	$(14,561)	$272,254

	March 31, 2005
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
	(in thousands)
Finished product ready for sale	$258,981	$(10,785)	$248,196
Unpackaged bulk product and raw materials	45,198	(3,179)	42,019
Packaging supplies	3,156	—	3,156

	$307,335	$(13,964)	$293,371

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET

      Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 20 years. The Company records goodwill upon the acquisition of franchisee stores when the acquisition price exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. The Company’s goodwill remained the same at March 31, 2005 compared to December 31, 2004, with Retail of $17.6 million, Franchise of $60.5 million and Manufacturing/Wholesale of $0.4 million.

      The following table summarizes the Company’s intangible asset activity from December 31, 2004 to March 31, 2005.

		Retail	Franchise	Operating
	Gold Card	Brand	Brand	Agreements	Total
					(in thousands)
Balance at December 31, 2004	$1,413	$49,000	$163,000	$27,239	$240,652
Amortization expense	(224)	—	—	(737)	(961)

Balance at March 31, 2005 (unaudited)	$1,189	$49,000	$163,000	$26,502	$239,691

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

      The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	December 31, 2004			March 31, 2005
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
				(unaudited)
	(in thousands)
Brands — retail	$49,000	$—	$49,000	$49,000	$—	$49,000
Brands — franchise	163,000	—	163,000	163,000	—	163,000
Gold card — retail	2,230	(1,004)	1,226	2,230	(1,198)	1,032
Gold card — franchise	340	(153)	187	340	(183)	157
Retail agreements	8,500	(1,267)	7,233	8,500	(1,562)	6,938
Franchise agreements	21,900	(1,894)	20,006	21,900	(2,336)	19,564

	$244,970	$(4,318)	$240,652	$244,970	$(5,279)	$239,691

      The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2005:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2005	$2,882
2006	3,457
2007	2,943
2008	2,894
2009	2,283
Thereafter	13,232

Total	$27,691

NOTE 5. LONG-TERM DEBT / INTEREST

      In December 2003, the Company’s wholly owned subsidiary, Centers entered into a senior credit facility with a syndicate of lenders. The senior credit facility consists of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This indebtedness has been guaranteed by the Company and its domestic subsidiaries. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus one half percent per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, Centers is also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The senior credit facility matures on December 5, 2009 and permits Centers to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $7.9 million and $8.0 million was used at March 31, 2005 and December 31, 2004, respectively, leaving $67.1 million and $67.0 million, respectively, of this facility available for borrowing on such dates. The term loan facility at March 31, 2005 and December 31, 2004 carried a balance of $96.9 million and $282.2 million, respectively. Interest on the term loan facility is payable quarterly in arrears and at March 31, 2005 and December 31, 2004, carried an average interest rate of 5.9% and 5.4%, respectively. The Company has complied with its covenant reporting and compliance requirements in all material respects for the quarter ended March 31, 2005.

      In December 2003, Centers also issued $215.0 million of its 8 1/2% Senior Subordinated Notes due 2010 (the “Senior Subordinated Notes”). The Senior Subordinated Notes mature on December 1, 2010, and bear interest at the rate of 8 1/2% per annum, which is payable semi-annually in arrears on June 1 and December 1 of each year, which began with the first payment due on June 1, 2004.

      In January 2005, Centers issued $150.0 million aggregate principal amount of its 8 5/8% Senior Notes due 2011 (the “Senior Notes”). Centers used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of our indebtedness under our term loan facility. The Senior Notes bear an interest rate of 8 5/8% per annum, which is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

      Long-term debt at each respective period consisted of the following:

	December 31,	March 31,
	2004	2005
		(unaudited)
	(in thousands)
Mortgage	$13,190	$12,946
Capital leases	35	34
Senior credit facility	282,150	96,904
8 5/8% Senior Notes	—	150,000
8 1/2% Senior Subordinated Notes	215,000	215,000
Less: current maturities	(3,901)	(2,048)

Total	$506,474	$472,836

At March 31, 2005, the Company’s total debt principal maturities are as follows:

	Mortgage			8 1/2% Senior
	Loan/Capital	Senior	8 5/8% Senior	Subordinated
Years Ended December 31,	Leases	Credit Facility	Notes	Notes	Total
	(unaudited)
	(in thousands)
2005	$806	$736	$—	$—	$1,542
2006	1,141	981	—	—	2,122
2007	1,195	981	—	—	2,176
2008	1,281	981	—	—	2,262
2009	1,373	93,225	—	—	94,598
Thereafter	7,184	—	150,000	215,000	372,184

	$12,980	$96,904	$150,000	$215,000	$474,884

The Company’s net interest expense for each respective period is as follows:

	Three months ended
	March 31,
	2004	2005
	(unaudited)
	(in thousands)
Composition of interest expense:
Mortgage	$245	$232
Senior credit facility	3,161	1,983
8 5/8% Senior Notes	—	2,623
8 1/2% Senior Subordinated Notes	4,569	4,569
Deferred fee writedown — early debt extinguishment	—	3,890
Deferred financing fees	771	683
Interest income —— other	(52)	(509)

Interest expense, net	$8,694	$13,471

Accrued interest at each respective period consisted of the following:

	December 31,	March 31,
	2004	2005
		(unaudited)
	(in thousands)
Senior credit facility	$340	$307
8 5/8% Senior Notes	—	2,623
8 1/2% Senior Subordinated Notes	1,523	6,092

Total	$1,863	$9,022

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Litigation

      The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and believes that it is in compliance with that standard at March 31, 2005. The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by Numico under the Purchase Agreement, will not have a material adverse impact on its financial position, results of operations or liquidity. However if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on our financial condition and operating results.

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

      Ephedra (Ephedrine Alkaloids). As of March 31, 2005, we have been named as a defendant in 211 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of our affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.

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

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 7. STOCK-BASED COMPENSATION PLANS

Stock Options

      On December 5, 2003, the board of directors of the Company (the “Board”) approved and adopted the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees as determined by the Board. The total number of shares of common stock reserved and available for the Plan is 4.0 million shares. The stock options carry a four year vesting schedule and expire after seven years from date of grant. As of March 31, 2005 the number of stock options outstanding is 2.4 million. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of March 31, 2005. The weighted average fair value of cumulative options granted and outstanding under the Plan at March 31, 2005 is $1.95 per share.

      The following table outlines the total stock options granted:

		Weighted
		Average	Weighted
	Total	Exercise	Average
	Options	Price	Fair Value
Outstanding at December 31, 2004	2,435,393	$6.00
Granted	294,573	6.00	$0.20
Forfeited	(349,969)	6.00

Outstanding at March 31, 2005 (unaudited)	2,379,997	6.00	1.95

      The Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 148, pro forma information regarding net income is required to be disclosed as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. See the Basis of Presentation note for this disclosure. There were 825,699 options vested under the Plan at March 31, 2005.

      Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted:

	December 31,	March 31,
	2004	2005
		(unaudited)
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	40.00%	24.00%
Discount rate	3.63%	4.18%

      Because the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 8. SEGMENTS

      The following operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as distribution and warehousing, impairments and other corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in “Basis of Presentation and Summary of Significant Accounting Policies”, which is included in the Form 10-K.

	Three months ended March 31,
	2004	2005
	(unaudited)
	(in thousands)
Revenues:
Retail	$279,641	$255,252
Franchise	64,138	52,627
Manufacturing/Wholesale:
Intersegment (1)	47,546	55,495
Third Party	28,776	28,556

Sub total Manufacturing/Wholesale	76,322	84,051
Sub total segment revenues	420,101	391,930
Intersegment elimination (1)	(47,546)	(55,495)

Total revenues	372,555	336,435
Operating income:
Retail	35,395	17,906
Franchise (2)	17,122	13,343
Manufacturing/Wholesale	8,186	12,059
Unallocated corporate and other costs:
Warehousing & distribution costs	(12,705)	(12,659)
Corporate costs	(13,872)	(12,895)

Sub total unallocated corporate and other costs	(26,577)	(25,554)

Total operating income	34,126	17,754
Interest expense, net	8,694	13,471
Income before income taxes	25,432	4,283
Income tax expense	9,244	1,547

Net income	$16,188	$2,736

Total assets:
Retail	$458,208	$431,263
Franchise	336,017	310,630
Manufacturing / Wholesale	142,463	145,319
Corp / Other	135,338	145,005

Total assets	$1,072,026	$1,032,217

(1)	Intersegment revenues are eliminated from consolidated revenue.

(2)	Franchise operating income for the three months ended March 31, 2005 includes $2.5 million of income, which related to recognition of transaction fee income on the transfer of our Australian franchise.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION

      As of March 31, 2005, the Company’s debt includes Centers’ senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by the Company and its domestic subsidiaries. The Senior Notes are general unsecured obligations of Centers and rank secondary to Centers’ senior credit facility and are senior in right of payment to all existing and future subordinated obligations of Centers, including Centers Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of Centers’ existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of Centers’ domestic subsidiaries and rank secondary to Center’s senior credit facility. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are wholly owned by the Company. The guarantees are full and unconditional and joint and several.

      Presented below are condensed consolidated financial statements of the Company, Centers as the issuer, and the combined guarantor and non-guarantor subsidiaries for the three months ended March 31, 2005 and 2004. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
March 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
				(unaudited)
				(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$74,691	$3,074	$—	$77,765
Receivables, net	—	—	67,284	1,144	—	68,428
Intercompany receivables	—	2,080	33,538	—	(35,618)	—
Inventories, net	—	—	278,789	14,582	—	293,371
Other current assets	641	2,162	43,152	4,090	—	50,045

Total current assets	641	4,242	497,454	22,890	(35,618)	489,609
Property, plant and equipment, net	—	—	168,922	21,886	—	190,808
Investment in subsidiaries	324,537	790,050	4,520	—	(1,119,107)	—
Goodwill, net	—	—	77,643	942	—	78,585
Brands, net	—	—	209,000	3,000	—	212,000
Other assets	—	17,727	51,897	371	(8,780)	61,215

Total assets	$325,178	$812,019	$1,009,436	$49,089	$(1,163,505)	$1,032,217

Current liabilities
Current liabilities	$41	$9,915	$208,600	$7,188	$—	$225,744
Intercompany payables	2,080	16,850	—	16,688	(35,618)	—

Total current liabilities	2,121	26,765	208,600	23,876	(35,618)	225,744
Long-term debt	—	460,923	—	20,693	(8,780)	472,836
Other long-term liabilities	—	(206)	10,786	—	—	10,580

Total liabilities	2,121	487,482	219,386	44,569	(44,398)	709,160
Cumulative redeemable exchangeable preferred stock	116,173	—	—	—	—	116,173
Total stockholders’ equity (deficit)	206,884	324,537	790,050	4,520	(1,119,107)	206,884

Total liabilities and stockholders’ equity (deficit)	$325,178	$812,019	$1,009,436	$49,089	$(1,163,505)	$1,032,217

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
December 31, 2004	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$82,722	$2,439	$—	$85,161
Receivables, net	—	—	66,821	1,327	—	68,148
Intercompany receivables	—	17,752	16,848	—	(34,600)	—
Inventories, net	—	—	258,085	14,169	—	272,254
Other current assets	607	257	45,731	3,920	—	50,515

Total current assets	607	18,009	470,207	21,855	(34,600)	476,078
Property, plant and equipment, net	—	—	172,813	22,596	—	195,409
Investment in subsidiaries	322,422	784,710	3,951	—	(1,111,083)	—
Goodwill, net	—	—	77,643	942	—	78,585
Brands, net	—	—	209,000	3,000	—	212,000
Other assets	—	18,336	59,339	373	(8,780)	69,268

Total assets	$323,029	$821,055	$992,953	$48,766	$(1,154,463)	$1,031,340

Current liabilities
Current liabilities	$163	$4,333	$182,490	$7,013	$—	$193,999
Intercompany payables	1,865	—	15,887	16,848	(34,600)	—

Total current liabilities	2,028	4,333	198,377	23,861	(34,600)	193,999
Long-term debt	—	494,300	—	20,954	(8,780)	506,474
Other long-term liabilities	—	—	9,866	—	—	9,866

Total liabilities	2,028	498,633	208,243	44,815	(43,380)	710,339
Cumulative redeemable exchangeable preferred stock	112,734	—	—	—	—	112,734
Total stockholders’ equity (deficit)	208,267	322,422	784,710	3,951	(1,111,083)	208,267

Total liabilities and stockholders’ equity (deficit)	$323,029	$821,055	$992,953	$48,766	$(1,154,463)	$1,031,340

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$322,346	$17,685	$(3,596)		$336,435

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	220,927	13,125	(3,596)		230,456

Gross profit	—	—	101,419	4,560	—		105,979
Compensation and related benefits	—	—	54,321	2,993	—		57,314
Advertising and promotion	—	—	14,483	118	—		14,601
Other selling, general and administrative	93	478	17,930	414	—		18,915
Subsidiary (income) loss	(2,795)	(6,022)	(810)	—	9,627		—
Other income	—	—	(2,510)	(95)	—		(2,605)

Operating income(loss)	2,702	5,544	18,005	1,130	(9,627)		17,754
Interest expense, net	—	4,574	8,571	326	—		13,471

Income (loss) before income taxes	2,702	970	9,434	804	(9,627)		4,283
Income tax (benefit) expense	(34)	(1,825)	3,412	(6)	—		1,547

						$
Net income (loss)	$2,736	$2,795	$6,022	810	$(9,627)		$2,736

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2004	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$355,490	$19,344	$(2,279)	$372,555

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	235,442	13,980	(2,279)	247,143

Gross profit	—	—	120,048	5,364	—	125,412
Compensation and related benefits	—	—	58,007	3,093	—	61,100
Advertising and promotion	—	—	12,452	104	—	12,556
Other selling, general and administrative	39	394	16,755	635	—	17,823
Subsidiary (income) loss	(16,233)	(16,483)	(1,291)	—	34,007	—
Other income	—	—	(30)	(163)	—	(193)

Operating income (loss)	16,194	16,089	34,155	1,695	(34,007)	34,126
Interest expense, net	41	—	8,249	404	—	8,694

Income (loss) before income taxes	16,153	16,089	25,906	1,291	(34,007)	25,432
Income tax (benefit) expense	(35)	(144)	9,423	—	—	9,244

Net income (loss)	$16,188	$16,233	$16,483	$1,291	$(34,007)	$16,188

Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$—	$4,201	$30,373	$966	$35,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(4,361)	(22)	(4,383)
Investment/distribution	—	35,245	(35,245)	—	—
Other investing	—	—	(558)	—	(558)

Net cash provided by (used in) investing activities	—	35,245	(40,164)	(22)	(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	416	(416)	—	—	—
Repurchase/retirement of common stock	(416)	—	—	—	(416)
Payments on long-term debt — third parties	—	(185,245)	—	(246)	(185,491)
Proceeds from senior notes issuance	—	150,000	—	—	150,000
Other financing	—	(3,785)	1,760	—	(2,025)

Net cash (used in) provided by financing activities	—	(39,446)	1,760	(246)	(37,932)

Effect of exchange rate on cash	—	—	—	(63)	(63)

Net (decrease) increase in cash	—	—	(8,031)	635	(7,396)

Beginning balance, cash	—	—	82,722	2,439	85,161

Ending balance, cash	$—	$—	$74,691	$3,074	$77,765

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
Three months ended March 31, 2004	(in thousands)
Net cash provided by operating activities	$—	$6,082	$42,034	$330	$48,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(5,124)	(218)	(5,342)
Purchase transaction fees	—	(7,710)	—	—	(7,710)
Investment/distribution	—	713	(713)	—	—
Other investing	—	—	(205)	—	(205)

Net cash used in investing activities	—	(6,997)	(6,042)	(218)	(13,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation
investment in General Nutrition Centers, Inc	(1,628)	1,628	—	—	—
Issuance of common stock	1,628	—	—	—	1,628
Other financing	—	(713)	(839)	(238)	(1,790)

Net cash provided by (used in) financing activities	—	915	(839)	(238)	(162)

Effect of exchange rate on cash	—	—	—	(72)	(72)

Net increase (decrease) in cash	—	—	35,153	(198)	34,955

Beginning balance, cash	—	—	30,642	2,534	33,176

Ending balance, cash	$—	$—	$65,795	$2,336	$68,131

GNC CORPORATION AND SUBSIDIARIES

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q (the “Report”). The discussion in this section contains forward looking statements that involve risks and uncertainties. See “Risk Factors” included in our Annual Report on Form 10-K filed for the year ending December 31, 2004 (the “Form 10-K”), for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein.

Overview

      We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, diet products, VMHS (vitamins, minerals and herbal supplements) and specialty supplements. We derive our revenues principally from product sales through our company-owned stores, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,700 locations operating under the GNC brand name. Revenues are derived from our three business segments, Retail, Franchise and Manufacturing/ Wholesale, primarily.

Trends and Other Factors Affecting Our Business

      Our performance is affected by trends that affect the nutritional supplements industry generally. Current trends affecting our business include the aging population, rising healthcare costs, increasing focus on fitness and increasing incidence of obesity. Changes in these trends and other factors, may also impact our business. Our business allows us to respond to changing consumer preferences and drive revenues by emphasizing new product development, introducing targeted third-party products, and adjusting our product mix. There have been no new material developments in the matters disclosed in the “Trends and Other Factors Affecting Our Business” section included in the Form 10-K.

Results of Operations

      The information presented below for the three months ended March 31, 2005 and 2004 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

      As discussed in the “Segments” note to our consolidated financial statements, we evaluate segment operating results based on several indicators. The primary key performance indicators are revenues and operating income or loss for each segment. Revenues and operating income or loss, as evaluated by management, exclude certain items that are managed at the consolidated level, such as warehousing and transportation costs and other corporate costs. The following discussion compares the revenues and the operating income or loss by segment, as well as those items excluded from the segment totals.

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

      All calculations related to the Results of Operations for the year-over-year comparisons below were calculated based on the numbers in the following table, which have been rounded to millions.

GNC CORPORATION AND SUBSIDIARIES

Results of Operations and Comprehensive Income
(Dollars in millions and percentages expressed as a percentage of net revenues)

	Three		Three
	Months Ended		Months Ended
	March 31,		March 31,
	2004		2005
Revenues:
Retail	$279.6	75.1%	$255.2	75.9%
Franchise	64.2	17.2%	52.6	15.6%
Manufacturing / Wholesale	28.8	7.7%	28.6	8.5%

Total net revenues	372.6	100.0%	336.4	100.0%

Operating expenses:

Cost of sales, including costs of warehousing, distribution and occupancy	247.2	66.3%	230.4	68.5%
Compensation and related benefits	61.1	16.4%	57.3	17.0%
Advertising and promotion	12.6	3.4%	14.6	4.3%
Other selling, general and administrative expenses	16.8	4.5%	17.9	5.3%
Amortization expense	1.0	0.3%	1.0	0.3%
Foreign currency gain	(0.2)	-0.1%	(0.1)	0.0%
Other income	—	0.0%	(2.5)	-0.7%

Total operating expenses	338.5	90.8%	318.6	94.7%

Operating Income
Retail	35.4	9.5%	17.9	5.3%
Franchise	17.1	4.6%	10.8	3.2%
Manufacturing / Wholesale	8.2	2.2%	12.1	3.6%
Unallocated corporate and other costs:
Warehousing & distribution costs	(12.7)	-3.4%	(12.7)	-3.7%
Corporate costs	(13.9)	-3.7%	(12.8)	-3.8%
Other income	—	0.0%	2.5	0.7%

Sub total unallocated corporate and other costs	(26.6)	-7.1%	(23.0)	-6.8%

Total operating income	34.1	9.2%	17.8	5.3%

Interest expense, net	8.7		13.5

Income before income taxes	25.4		4.3

Income tax expense	9.2		1.6

Net income	16.2		2.7
Other comprehensive loss	(0.4)		(0.2)

Comprehensive income	$15.8		$2.5

GNC CORPORATION AND SUBSIDIARIES

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Revenues

      Consolidated. Our consolidated net revenues decreased $36.2 million, or 9.7%, to $336.4 million for the three months ended March 31, 2005 compared to $372.6 million for the same period in 2004. The decrease was primarily the result of decreased same store sales in our Retail and Franchise segments and a reduced store base.

      Retail. Revenues in our Retail segment decreased $24.4 million, or 8.7%, to $255.2 million for the three months ended March 31, 2005 compared to $279.6 million for the same period in 2004. The revenue decrease occurred primarily in our diet category. Sales in the diet category declined $24.0 million in the first quarter of 2005, primarily due to significantly lower sales of products low in carbohydrates (“low-carb”). Sales of low-carb products were very strong in the first quarter of 2004. As a result, same store sales for the first quarter of 2005 declined in both company-owned domestic and Canadian stores by 7.8% and 12.9%, respectively. Our Canadian retail stores revenue represents approximately 5.2% of retail revenue. A downward trend of low-carb sales began late in the second quarter of 2004, continued for the remainder of 2004 and through the first quarter of 2005. Additionally, overall retail sales declined as a result of operating fewer stores: 2,509 company-owned stores as of March 31, 2005 versus 2,549 as of March 31, 2004.

      Franchise. Revenues in our Franchise segment decreased $11.6 million, or 18.1%, to $52.6 million for the three months ended March 31, 2005, compared to $64.2 million for the same period in 2004. This decrease was primarily the result of decreased wholesale product sales to franchisees of $10.9 million and a decrease in franchise royalty revenue of $0.6 million; both were a result of lower retail sales at the franchise stores, as our franchisees experienced the same decline in low-carb product sales as the corporate stores, and higher discounts provided to the franchisees to support our first quarter 2005 promotions. Additionally, domestic franchise retail sales declined as a result of operating fewer domestic stores: 1,261 domestic franchise stores at March 31, 2005 compared with 1,335 as of March 31, 2004. The number of international stores, to whom we sell fewer products, increased to 767 as of March 31, 2005 versus 666 as of March 31, 2004. Decreases in other revenue accounted for the remaining $0.1 million decrease.

      Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment remained relatively flat with a decrease of $0.2 million, or 0.7%, to $28.6 million for the three months ended March 31, 2005 compared to $28.8 million for the same period in 2004.

   Cost of Sales

      Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, decreased $16.8 million, or 6.8%, to $230.4 million for the three months ended March 31, 2005 compared to $247.2 million for the same period in 2004. This decrease was primarily driven by lower consolidated total revenue which directly and proportionately decreased our cost of sales, while costs from warehousing and distribution and occupancy remained relatively unchanged. Consolidated costs of sales, as a percentage of net revenue, was 68.5% for the three months ended March 31, 2005, compared to 66.3% for the same period in 2004.

      Consolidated product costs decreased $17.8 million, or 9.5%, to $169.7 million for the three months ended March 31, 2005 compared to $187.5 million for the same period in 2004. The decrease in consolidated product costs was a result of a shift in the sales mix from lower margin, third party low-carb products in 2004 to higher margin, GNC brand products in 2005, including improved margins and efficiencies at our South Carolina manufacturing facility, offset by increased promotional pricing in the first quarter of 2005. The consolidated product costs as a percentage of net revenue was 50.4% and 50.3% for the three months ended March 31, 2005 and 2004, respectively. Included in product costs in 2004 is $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.

      Consolidated warehousing and distribution costs increased $0.2 million, or 1.6%, to $13.0 million for the three months ended March 31, 2005 compared to $12.8 million for the same period in 2004. This increase was a result of increased fuel costs, offset by decreases, due to efficiencies, in wages and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, was 3.9% for the three months ended March 31, 2005, compared to 3.4% for the same period in 2004.

      Consolidated occupancy costs increased $0.8 million, or 1.7%, to $47.7 million for the three months ended March 31, 2005 compared to $46.9 million for the same period in 2004. This increase was primarily due to an increase in depreciation expense of $0.9 million, offset by decreases in lease-related expenses of $0.1 million. This increase in depreciation expense resulted from increased capital expenditures of shorter lived store assets than in prior years. Consolidated occupancy costs, as a percentage of net revenue, was 14.2% for the three months ended March 31, 2005, compared to 12.5% for the same period in 2004.

GNC CORPORATION AND SUBSIDIARIES

   Selling, General and Administrative Expenses

      Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense (“SG&A”), decreased $0.7 million, or 0.8%, to $90.8 million, for the three months ended March 2005, compared to $91.5 million for the same period in 2004. Our consolidated SG&A expense, as a percentage of net revenues, was 26.9% during the three months ended March 31, 2005 compared to 24.6% for the same period in 2004.

      Consolidated compensation and related benefits decreased $3.8 million, or 6.2%, to $57.3 million for the three months ended March 31, 2005 compared to $61.1 million for the same period in 2004. The decrease was the result of decreases in incentives and commission expense of $3.0 million and other costs of $0.8 million.

      Consolidated advertising and promotion expenses increased $2.0 million, or 15.9%, to $14.6 million for the three months ended March 31, 2005 compared to $12.6 million during the same period in 2004. Advertising expense increased due to additional expenditures in 2005 for television advertising of $2.0 million. This advertising was done to support specific GNC brand and third-party product promotions.

      Consolidated other selling, general and administrative expenses, including amortization expense, increased $1.1 million, or 6.2%, to $18.9 million for the three months ended March 31, 2005 compared to $17.8 million for the same period in 2004. The primary reason for the increase was an increase in bad debt expense of $1.1 million.

   Foreign currency gain

      Consolidated foreign currency gain decreased $0.1 million for the three months ended March 31, 2005 to a gain of $0.1 million compared to a gain of $0.2 million for the three months ended March 31, 2004.

   Other income

      Other income for the three months ended March 31, 2005 was $2.5 million, which was recognition of transaction fee income related to the transfer of our Australian franchise. There was no other income for the same period in 2004.

   Operating Income

      Consolidated. As a result of the foregoing, operating income decreased $16.3 million, or 47.8%, to $17.8 million for the three months ended March 31, 2005 compared to $34.1 million for the same period in 2004. Operating income as a percentage of net revenues was 5.3% for the three months ended March 31, 2005 compared to 9.2% for the same period in 2004.

      Retail. Operating income decreased $17.5 million, or 49.4%, to $17.9 million for the three months ended March 31, 2005 compared to $35.4 million for the same period in 2004. The decrease was primarily a result of decreased margin as a result of decreased sales, increases in occupancy and advertising expenses, offset by decreases in salaries and benefits and other selling, general and administrative expenses.

      Franchise. Operating income decreased $6.3 million, or 36.8%, to $10.8 million for the three months ended March 31, 2005 compared to $17.1 million for the same period in 2004. The decrease was principally a result of decreased wholesale product sales of $10.9 million and an increase in bad debt charges of $0.9 million.

      Manufacturing/Wholesale. Operating income increased $3.9 million, or 47.6%, to $12.1 million for the three months ended March 31, 2005 compared to $8.2 million for the same period in 2004. This increase was primarily as a result of improved margins on third-party sales and increased manufacturing efficiencies at our South Carolina manufacturing facility.

      Warehousing & Distribution Costs. Unallocated warehousing and distribution costs remained at $12.7 million for the three months ended March 31, 2005 compared to the same period in 2004. We recognized significant increases in fuel costs, which were offset by efficiency savings in warehousing costs.

      Corporate Costs. Operating expenses decreased $1.1 million, or 7.9%, to $12.8 million for the three months ended March 31, 2005 compared to $13.9 million for the same period in 2004. This decrease was primarily a result of decreases in: (1) wage and benefit costs, (2) insurance costs and (3) research and development costs, offset by increases in legal and accounting fees.

GNC CORPORATION AND SUBSIDIARIES

   Interest Expense

      Interest expense increased $4.8 million, or 55.2%, to $13.5 million for the three months ended March 31, 2005 compared to $8.7 million for the same period in 2004. This increase was due to the write-off of $3.9 million of deferred financing fees, a result of the retirement of $185.0 million of our bank debt, and a higher fixed interest rate on the $150.0 million Senior Notes, which replaced a portion of our bank debt.

   Income Tax Expense

      We recognized $1.6 million of consolidated income tax expense during the three months ended March 31, 2005 compared to $9.2 million of expense for the same period of 2004. Our effective tax rate for three months ended March 31, 2005 was 36.1% versus 36.3% for the same period in 2004.

   Net Income

      As a result of the foregoing, consolidated net income decreased $13.5 million to $2.7 million for the three months ended March 31, 2005 from $16.2 million for the same period in 2004.

   Other Comprehensive Loss

      We recognized $0.2 million of foreign currency translation loss for the three months ended March 31, 2005 compared to $0.4 million for the same period in 2004. The amounts recognized in each period resulted from foreign currency translation adjustments related to the investment in and receivables due from our Canadian and Australian subsidiaries.

GNC CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

      At March 31, 2005 we had $77.8 million in cash and cash equivalents and $263.9 million in working capital compared to $68.1 million in cash and cash equivalents and $228.8 million in working capital at March 31, 2004. The $35.1 million increase in working capital was primarily driven by an accumulation of cash from operations, and reductions in current liabilities.

   Cash Provided by Operating Activities

      Cash provided by operating activities was $35.5 million and $48.4 million for the three months ended March 31, 2005 and 2004, respectively. The primary reason for the change in each year was changes in working capital accounts. For the three months ended March 31, 2005 and 2004, inventory increased $23.2 million and $31.8 million, respectively, as a result of increasing our finished goods and bulk inventory and a decrease in our reserves. Primarily as a result of the increase in inventory, accounts payable increased by $26.2 million and $36.8 million for the three months ended March 31, 2005 and 2004, respectively. Franchise notes receivable decreased $3.6 million and $3.2 million for the three months ended March 31, 2005 and 2004, respectively, as a result of payments on existing notes and fewer franchise store openings than in prior years. Other assets decreased $5.7 million for the three months ended March 31, 2004, primarily as a result of a refund of deposits of $4.4 million previously pledged as collateral for worker compensation letters of credit. Accrued liabilities decreased $9.9 million for the three months ended March 31, 2004, primarily a result of reductions of incentives, change of control payments, and other payroll accruals of $9.6 million.

   Cash Used in Investing Activities

      We used cash from investing activities of approximately $4.9 million and $13.3 million for the three months ended March 31, 2005 and 2004, respectively. Capital expenditures were $4.4 million and $5.3 million during the three months ended March 31, 2005 and 2004, respectively. Capital expenditures were for improvements to our retail stores and South Carolina manufacturing facility. Additionally, in 2004, we paid $7.7 million in expenses related to the Acquisition.

   Cash Used in and Provided by Financing Activities

      We used cash in financing activities of approximately $37.9 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, and used the net proceeds from this issuance, along with additional cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. We also paid $3.8 million in fees related to the Senior Notes offering and paid down an additional $0.5 million of our debt. In 2004, we issued common stock of $1.6 million, and paid down $1.0 million of Centers’ debt.

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

Contractual Obligations

      The only material change from December 31, 2004 was related to Centers’ January 2005 issuance of $150.0 million aggregate principal amount of Senior Notes due 2011, with an interest rate of 8 5/8% (the “Senior Notes”). Centers used the net proceeds from this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the term loan indebtedness under our senior credit facility. The interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, beginning with the first payment due on July 15, 2005.

Off Balance Sheet Arrangements

      As of March 31, 2005 and 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

GNC CORPORATION AND SUBSIDIARIES

      We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (”APB”) APB No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of March 31, 2005 and December 31, 2004, the available credit balance was $10.4 million, and $11.3 million, respectively. The barter credits are effective through April 1, 2006.

Effect of Inflation

      Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS” No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R); sets accounting requirements for “share-based” compensation to employees. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Originally SFAS No. 123(R) was applicable for all interim and fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it was extending the adoption of SFAS No. 123(R) for public companies to be applicable for all fiscal periods beginning after June 15, 2005. Although we are not a public entity as defined by SFAS No. 123(R), this statement is also not effective for the Company until the beginning of our fiscal year 2006. The adoption of this statement is not expected to have a significant impact on our consolidated financial statements or results of operations.

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

GNC CORPORATION AND SUBSIDIARIES

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

      Interest Rate Market Risk. A portion of our debt is subject to changing interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of March 31, 2005, we had fixed rate debt of $378.0 million and variable rate debt of $96.9 million. Fluctuations in market rates have not had a significant impact on our results of operations in recent years because, in general, our contracts with vendors limit our exposure to increases in product prices. We are not exposed to price risks except with respect to product purchases. We do not enter into futures or swap contracts at this time. Based on our variable rate debt balance as of March 31, 2005, a 1% change in interest rates would increase or decrease our annual interest cost by $1.0 million.

      On January 18, 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, with an interest rate of 8 5/8%. Centers used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. This issuance increased our fixed rate debt by $150.0 million and decreased our variable rate debt by $185.0 million. With the exception of the issuance of the Senior Notes and the repayment of a portion of the indebtedness under its term loan facility, there have been no significant changes in market risk subsequent to the audited financial statements as of December 31, 2004.

Item 4 Controls and Procedures

      Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13-a-15(e) and 14d-15(e) under the Securities and Exchange Act of 1934, as amended, as of the end of March 31, 2005. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Report has been appropriately recorded, processed, summarized and reported. Based on such evaluation, at the reasonable assurance level our CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective. Although we are not yet subject to the disclosure and reporting requirements under Section 404 of the Sarbanes-Oxley Act of 2002, we have evaluated our internal controls over financial reporting and there have been no changes during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

GNC CORPORATION AND SUBSIDIARIES

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      There have been no material developments in the matters disclosed in the “Legal Proceedings” section included in the Form 10-K. See the Commitments and Contingences note included elsewhere in this Report.

Item 2.(c) Unregistered Sales of Equity Securities and Use of Proceeds

      On March 30, 2005, we agreed to repurchase 62,500 shares of GNC common stock at $6.00 per share for an aggregate purchase price of $375,000 from David R. Heilman, former Executive Vice President and Chief Administrative Officer, per a March 10, 2005 Separation Agreement and General Release. This common stock was subsequently retired as of March 31, 2005.

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

GNC CORPORATION (Registrant)
May 10, 2005	/s/ Robert J. DiNicola
Robert J. DiNicola
Interim Chief Executive Officer

May 10, 2005	/s/ Curtis J. Larrimer
Curtis J. Larrimer
Chief Financial Officer