Form 10-Q
period 2005-09-30
GNC CORP
filed 2005-11-04
CIK 1273886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 30, 2005, 29,555,288 shares of the registrant’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
GNC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2005	2004 *
	(unaudited)
Current assets:
Cash and cash equivalents	$62,403	$85,161
Receivables, net of reserve of $7,942 and $7,214, respectively	71,344	68,148
Inventories, net (Note 3)	280,835	272,254
Deferred tax assets, net	10,825	14,133
Other current assets	32,664	36,382

Total current assets	458,071	476,078

Long-term assets:
Goodwill (Note 4)	79,439	78,585
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	26,505	28,652
Property, plant and equipment, net	181,684	195,409
Deferred financing fees, net	16,809	18,130
Deferred tax assets, net	—	1,093
Other long-term assets	11,735	21,393

Total long-term assets	528,172	555,262

Total assets	$986,243	$1,031,340

Current liabilities:
Accounts payable, includes cash overdraft of $3,076 and $4,144, respectively	$82,380	$106,557
Accrued payroll and related liabilities	15,978	20,353
Accrued interest (Note 5)	9,164	1,863
Current portion, long-term debt (Note 5)	2,043	3,901
Other current liabilities	58,732	61,325

Total current liabilities	168,297	193,999

Long-term liabilities:
Long-term debt (Note 5)	471,834	506,474
Deferred tax liabilities, net	1,965	—
Other long-term liabilities	10,687	9,866

Total long-term liabilities	484,486	516,340

Total liabilities	652,783	710,339

Cumulative redeemable exchangeable preferred stock, $0.01 par value, 110,000 shares authorized, 100,000 shares issued and outstanding (liquidation preference of $134,342 and $123,815, respectively)	123,360	112,734

Stockholders’ equity:
Common stock, 0.01 par value, 100,000,000 shares authorized, 29,555,288 and 29,854,663 shares issued and outstanding, respectively	296	299
Paid-in-capital	177,050	178,245
Retained earnings	31,320	28,924
Treasury stock, at cost, 0 and 100,000 shares, respectively	—	(364)
Accumulated other comprehensive income	1,434	1,163

Total stockholders’ equity	210,100	208,267

Total liabilities and stockholders’ equity	$986,243	$1,031,340

*	Footnotes summarized from the Audited Financial Statements
The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2005	2004	2005	2004
Revenue	$322,559	$323,141	$992,341	$1,043,424

Cost of sales, including costs of warehousing, distribution and occupancy	222,084	216,818	676,264	690,541

Gross profit	100,475	106,323	316,077	352,883

Compensation and related benefits	58,432	54,034	171,975	172,959
Advertising and promotion	8,639	10,042	36,780	35,252
Other selling, general and administrative	18,536	19,171	56,265	55,831
Foreign currency (gain) loss	(80)	(300)	(137)	118
Other expense (income)	—	1,330	(2,500)	1,330

Operating income	14,948	22,046	53,694	87,393

Interest expense, net (Note 5)	9,957	8,570	33,233	25,786

Income before income taxes	4,991	13,476	20,461	61,607

Income tax expense	1,816	4,977	7,439	22,513

Net income	3,175	8,499	13,022	39,094

Other comprehensive income	805	747	271	292

Comprehensive income	$3,980	$9,246	$13,293	$39,386

The accompanying notes are an integral part of the consolidated financial statements

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

							Accumulated
							Other	Total
	Common Stock			Retained	Treasury Stock		Comprehensive	Stockholders’
	Shares	Dollars	Paid-in-Capital	Earnings	Shares	Dollars	Income	Equity
Balance at December 31, 2004	29,854,663	$299	$178,245	$28,924	(100,000)	$(364)	$1,163	$208,267

Retirement of treasury stock	(100,000)	(1)	(363)	—	100,000	364	—	—

Repurchase and retirement of common stock	(199,375)	(2)	(832)	—	—	—	—	(834)

Preferred stock dividends	—	—	—	(10,527)	—	—	—	(10,527)

Amortization of preferred stock issuance costs	—	—	—	(99)	—	—	—	(99)

Net income	—	—	—	13,022	—	—	—	13,022

Foreign currency translation adjustments	—	—	—	—	—	—	271	271

Balance at September 30, 2005 (unaudited)	29,555,288	$296	$177,050	$31,320	—	$—	$1,434	$210,100

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the nine months
	ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,022	$39,094

Depreciation expense	27,840	24,976
Fixed asset write-off	366	—
Deferred fee writedown — early debt extinguishment	3,890	—
Amortization of intangible assets	2,985	3,011
Amortization of deferred financing fees	2,103	2,058
Increase in provision for inventory losses	5,889	8,470
Increase in provision for losses on accounts receivable	1,894	1,942
Decrease in net deferred taxes	6,368	21,682
Changes in assets and liabilities:
Increase in receivables	(7,665)	(3,657)
Increase in inventory, net	(13,431)	(7,651)
Decrease in franchise note receivables, net	7,568	8,520
Decrease in other assets	5,805	5,406
Decrease in accounts payable	(23,128)	(19,023)
Decrease in accrued taxes	—	(438)
Increase in interest payable	7,301	4,674
Decrease in accrued liabilities	(6,153)	(28,532)

Net cash provided by operating activities	34,654	60,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,819)	(17,865)
Sale of corporate stores to franchisees	23	168
Store acquisition costs	(547)	(522)
Acquisition of General Nutrition Companies, Inc	—	2,102

Net cash used in investing activities	(14,343)	(16,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	—	1,581
Repurchase and retirement of common stock	(834)	—
Decrease in cash overdrafts	(1,067)	(3,813)
Payments on long-term debt	(186,500)	(2,866)
Proceeds from senior notes issuance	150,000	—
Financing fees	(4,672)	(327)

Net cash used in financing activities	(43,073)	(5,425)

Effect of exchange rate on cash	4	218

Net (decrease) increase in cash	(22,758)	39,208
Beginning balance, cash	85,161	33,176

Ending balance, cash	$62,403	$72,384

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1. NATURE OF BUSINESS
          General Nature of Business. GNC Corporation (the “Company”), formerly known as General Nutrition Centers Holding Company, a Delaware corporation, is a leading specialty retailer of vitamin, mineral and herbal supplements, diet and sports nutrition products and other wellness products. The Company is also a provider of personal care and other health related products. The Company operates primarily in three business segments: Retail, Franchising and Manufacturing/Wholesale. The Company manufactures the majority of its branded products, and also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names. The processing, formulation, packaging, labeling and advertising of the Company’s products are subject to regulation by one or more federal agencies, including the Food and Drug Administration, Federal Trade Commission, Consumer Product Safety Commission, United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states and localities in which the Company’s products are sold.
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
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2004 (the “Form 10-K”).
          The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2005.
          Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes to critical estimates since the audited financial statements at December 31, 2004, except as noted in the accounts receivable discussion below.
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $1.6 million at September 30, 2005 and $1.4 million at December 31, 2004.
          Accounts Receivable and Allowance for Doubtful Accounts. The Company sells product to its franchisees and, to a lesser extent, various third parties. To determine the allowance for doubtful accounts, the Company evaluates factors that affect collectibility from the Company’s franchisees or customers including but not limited to their financial strength, payment history, reported sales and the overall retail economy. The Company establishes an allowance for doubtful accounts for franchisees based on an assessment of the franchisees’ operations which includes analysis of their current year to date operating cash flows, retail sales levels, and status of amounts due to the Company, such as rent, interest and advertising. As a result of the increase in franchise store acquisitions in 2005, the Company updated its estimated net reserve balance. The Company calculates the total estimated uncollectible receivables amount for each franchisee and deducts the estimated value of tangible property held by the franchisees that the Company can acquire in lieu of cash payments if the Company elects to convert the store. An allowance for international franchisees is calculated based on unpaid, unsecured amounts associated with their receivable balance. An allowance for receivable balances due from third parties is recorded, if considered necessary, based on facts and circumstances. These allowances are deducted from the related receivables and reflected net in the accompanying financial statements.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          Stock Compensation. In accordance with Accounting Principles Board (“APB”) No. 25, “Accounting for Stock issued to Employees”, the Company accounts for stock-based employee compensation using the intrinsic value method of accounting. For the three and nine months ended September 30, 2005 and 2004, stock compensation represents shares of the Company’s stock issued pursuant to the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan. The common stock associated with this plan is not registered or traded on any exchange. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation”, prescribes that companies utilize the fair value method of valuing stock-based compensation and recognize compensation expense accordingly. SFAS No. 123 did not require that the fair value method be adopted and reflected in the financial statements. However, in December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) which sets accounting requirements for “share-based” compensation. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation and disallows the use of the intrinsic value method of accounting for stock compensation. This statement is not effective for the Company until the beginning of its fiscal year 2006 and will be adopted prospectively. The Company has adopted the disclosure requirements of SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123” by illustrating compensation costs in the following table and will adopt SFAS No. 123(R) beginning January 1, 2006.
          Had compensation costs for stock options been determined using the fair market value method of SFAS No. 123, the effect on net income for each of the periods presented would have been as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Net income as reported	$3,175	$8,499	$13,022	$39,094
Less: total stock-based employee compensation costs determined using fair value method, net of related tax effects	(187)	(217)	(582)	(649)

Adjusted net income	$2,988	$8,282	$12,440	$38,445

          Recently Issued Accounting Pronouncements
          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006.
          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R) defines accounting requirements for “share-based” compensation to employees. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Originally SFAS No. 123(R) was applicable for all interim and fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it was extending the adoption of SFAS No. 123(R) for public companies to be applicable for all fiscal periods beginning after June 15, 2005. As the Company is not a public entity as defined by SFAS No. 123(R), this statement is not effective for the Company until the beginning of its fiscal year 2006. The Company will adopt this statement prospectively. As the Company is continuing to evaluate the adoption of SFAS No. 123(R), the Company does not expect this statement to have a significant impact on the Company’s consolidated financial statements or results of operations.
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement will be applied prospectively. The Company does not anticipate the adoption of SFAS No. 153 to have a significant impact on the Company’s consolidated financial statements or results of operations.

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
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	September 30, 2005
			Net Carrying
	Gross cost	Reserves	Value
	(unaudited)
	(in thousands)
Finished product ready for sale	$241,104	$(9,067)	$232,037
Unpackaged bulk product and raw materials	47,724	(3,036)	44,688
Packaging supplies	4,110	—	4,110

	$292,938	$(12,103)	$280,835

	December 31, 2004
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$242,578	$(11,542)	$231,036
Unpackaged bulk product and raw materials	41,607	(3,019)	38,588
Packaging supplies	2,630	—	2,630

	$286,815	$(14,561)	$272,254

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 20 years. The Company records goodwill upon the acquisition of franchisee stores when the acquisition price exceeds the fair value of the identifiable assets acquired and liabilities assumed of the store. The Company is in the process of finalizing the purchase price allocation including the amount to be attributed to the reacquired franchise right and goodwill. During the nine months ended September 30, 2005 the Company utilized total consideration of $2.6 million for store acquisitions of which $0.5 million was cash.
          The following table summarizes the Company’s goodwill activity from December 31, 2004 to September 30, 2005.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Goodwill balance at December 31, 2004	$17,626	$60,520	$439	$78,585
Additions: Goodwill related to store acquisitions	854	—	—	854

Goodwill balance at September 30, 2005 (unaudited)	$18,480	$60,520	$439	$79,439

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          The following table summarizes the Company’s intangible asset activity from December 31, 2004 to September 30, 2005.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2004	$1,413	$49,000	$163,000	$27,239	$—	$240,652

Additions: Franchise rights	—	—	—	—	838	838

Amortization expense	(674)	—	—	(2,208)	(103)	(2,985)

Balance at September 30, 2005 (unaudited)	$739	$49,000	$163,000	$25,031	$735	$238,505

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	September 30, 2005			December 31, 2004
		Accumulated	Carrying		Accumulated	Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
	(unaudited)
	(in thousands)
Brands — retail	$49,000	$—	$49,000	$49,000	$—	$49,000
Brands — franchise	163,000	—	163,000	163,000	—	163,000
Gold card — retail	2,230	(1,589)	641	2,230	(1,004)	1,226
Gold card — franchise	340	(242)	98	340	(153)	187
Retail agreements	8,500	(2,152)	6,348	8,500	(1,267)	7,233
Franchise agreements	21,900	(3,217)	18,683	21,900	(1,894)	20,006
Franchise rights	838	(103)	735	—	—	—

	$245,808	$(7,303)	$238,505	$244,970	$(4,318)	$240,652

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2005:

Estimated
amortization
Years ending December 31,	expense
(unaudited)
(in thousands)
2005	$962
2006	3,625
2007	3,111
2008	3,062
2009	2,451
Thereafter	13,294

Total	$26,505

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 5. LONG-TERM DEBT / INTEREST
          In December 2003, the Company’s wholly owned subsidiary, Centers, entered into a senior credit facility with a syndicate of lenders. The senior credit facility consists of a $285.0 million term loan facility and a $75.0 million revolving credit facility. This indebtedness has been guaranteed by the Company and its domestic subsidiaries. All borrowings under the senior credit facility bear interest at a rate per annum equal to either (a) the greater of the prime rate as quoted on the British Banking Association Telerate, and the federal funds effective rate plus 0.5% per annum, plus in each case, additional margins of 2.0% per annum for both the term loan facility and the revolving credit facility, or (b) the Eurodollar rate plus additional margins of 3.0% per annum for both the term loan facility and the revolving credit facility. In addition to paying the above stated interest rates, Centers is also required to pay a commitment fee relating to the unused portion of the revolving credit facility at a rate of 0.5% per annum. The senior credit facility matures on December 5, 2009 and permits Centers to prepay a portion or all of the outstanding balance without incurring penalties. The revolving credit facility matures on December 5, 2008. The revolving credit facility allows for $50.0 million to be used as collateral for outstanding letters of credit, of which $8.0 million was used at September 30, 2005 and December 31, 2004, respectively, leaving $67.0 million, respectively, of this facility available for borrowing on such dates. The term loan facility at September 30, 2005 and December 31, 2004 carried a balance of $96.4 million and $282.2 million, respectively. Interest on the term loan facility is payable at the end of each quarter in arrears and at September 30, 2005 and December 31, 2004, carried an average interest rate of 6.7% and 5.4%, respectively. The Company has complied with its covenant reporting and compliance requirements in all material respects for the three and nine months ended September 30, 2005.
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
          Long-term debt at each respective period consisted of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Mortgage	$12,432	$13,190
Capital leases	31	35
Senior credit facility	96,414	282,150
8 5/8% Senior Notes	150,000	—
8 1/2% Senior Subordinated Notes	215,000	215,000
Less: current maturities	(2,043)	(3,901)

Total	$471,834	$506,474

          At September 30, 2005, the Company’s total debt principal maturities are as follows:

	Mortgage			8 1/2% Senior
	Loan/Capital	Senior	8 5/8% Senior	Subordinated
Years Ending December 31,	Leases	Credit Facility	Notes	Notes	Total
	(unaudited)
	(in thousands)
2005	$289	$246	$—	$—	$535
2006	1,141	981	—	—	2,122
2007	1,195	981	—	—	2,176
2008	1,281	981	—	—	2,262
2009	1,373	93,225	—	—	94,598
Thereafter	7,184	—	150,000	215,000	372,184

	$12,463	$96,414	$150,000	$215,000	$473,877

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          The Company’s net interest expense for each respective period is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Composition of interest expense:
Mortgage	$217	$236	$672	$721
Senior credit facility — Revolver	160	156	459	397
Senior credit facility — Term Loan	1,608	3,262	4,930	9,329
8 5/8% Senior Notes	3,234	—	9,092	—
8 1/2% Senior Subordinated Notes	4,569	4,569	13,706	13,655
Deferred fee writedown — early debt extinguishment	—	—	3,890	—
Deferred financing fees	719	583	2,103	2,129
Interest income — other	(550)	(236)	(1,619)	(445)

Interest expense, net	$9,957	$8,570	$33,233	$25,786

          Accrued interest at each respective period consisted of the following:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(in thousands)
Senior credit facility	$341	$340
8 5/8% Senior Notes	2,731	—
8 1/2% Senior Subordinated Notes	6,092	1,523

Total	$9,164	$1,863

NOTE 6. COMMITMENTS AND CONTINGENCIES
Litigation
          The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies” and believes that it is in compliance with that standard at September 30, 2005. The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, and the indemnification provided by Numico under the Purchase Agreement, will not have a material adverse impact on its financial position, results of operations or liquidity. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. The Company currently maintains product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million per claim. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material products liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          Ephedra (Ephedrine Alkaloids). As of September 30, 2005, the Company has been named as a defendant in 211 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
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
          On March 20, 2004, a similar lawsuit was filed in California (Guzman v. General Nutrition Companies, Inc., Case No. 04-00283). Plaintiffs allege that the Company has distributed or published periodicals that contain advertisements claiming that the various pro-hormone products promote muscle growth. The complaints allege that the Company knew the advertisements and label claims promoting muscle growth were false, but nonetheless continued to sell the products to consumers. Plaintiffs seek injunctive relief, disgorgement of profits, attorney’s fees and the costs of suit. All of the products involved in the cases are third-party products. The Company has tendered these cases to the various manufacturers for defense and indemnification. Based upon the information available to us at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed in principle to a settlement of the lawsuits, which is currently in the process of being finalized. Once finalized, the settlement will be subject to court approval. Pursuant to the settlement, a notice to the class will be published in a one-time mass advertising media publication. Each person that purchased the third-party product and is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt as proof of purchase or, if a receipt is not available, return of the actual product. If a person purchased the product, but does not have a cash register receipt or the product itself, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period after the settlement is final. The Company will issue a maximum of 5 million certificates with a combined face value of $50.0 million. Based on its experience with coupons, the Company believes that the redemption rate will be approximately 1%. In addition to the cash reimbursements and coupons, as part of the settlement GNC will be required to pay legal fees of $1.0 million.
          Franklin Publications. After the end of the current period, on October 26, 2005, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 7. STOCK-BASED COMPENSATION PLANS
Stock Options
          On December 5, 2003, the board of directors of the Company (the “Board”) approved and adopted the General Nutrition Centers Holding Company (presently known as GNC Corporation) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees as determined by the Board. The total number of shares of common stock reserved and available for the Plan is 4.0 million shares. The stock options carry a four year vesting schedule and expire after seven years from date of grant. As of September 30, 2005 the number of stock options outstanding was approximately 2.7 million. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of September 30, 2005. The weighted average Black-Scholes value of cumulative options granted and outstanding under the Plan at September 30, 2005 is $1.66 per share.
          The following table outlines the total stock options granted:

		Weighted	Weighted
		Average	Average Black-
	Total Options	Exercise Price	Scholes Value
Outstanding at December 31, 2004	2,435,393	$6.00

Granted March 2005	294,573	6.00	$0.28
Granted June 2005	450,000	6.00	0.27
Forfeited	(498,374)

Outstanding at September 30, 2005 (unaudited)	2,681,592	6.00	1.66

          The Company has adopted the disclosure requirements of SFAS No. 148, but has elected to continue to measure compensation expense using the intrinsic value method for accounting for stock-based compensation as outlined by APB No. 25. In accordance with SFAS No. 148, pro forma information regarding net income is required to be disclosed as if the Company had accounted for its employee stock options using the fair value method of SFAS No. 123. See the Basis of Presentation note for this disclosure. There were 821,279 options vested under the Plan at September 30, 2005.
          Fair value information for the Plan was estimated using the Black-Scholes option-pricing model based on the following assumptions for the options granted:

	September 30,	December 31,
	2005	2004
	(unaudited)
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	24.00%	40.00%
Discount rate	4.18%	3.63%
          Because the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 8. SEGMENTS
          The following reporting segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and corporate costs. The following table represents key financial information for each of the Company’s business segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and Other Unallocated Costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in “Basis of Presentation and Summary of Significant Accounting Policies”, which is included in the Form 10-K.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(unaudited)
	(in thousands)
Revenues:
Retail	$239,172	$235,054	$744,701	$776,050
Franchise	53,144	57,588	163,525	180,616
Manufacturing/Wholesale:
Intersegment (1)	45,749	37,322	150,467	136,600
Third Party	30,243	30,499	84,115	86,758

Sub total Manufacturing/Wholesale	75,992	67,821	234,582	223,358
Sub total segment revenues	368,308	360,463	1,142,808	1,180,024
Intersegment elimination (1)	(45,749)	(37,322)	(150,467)	(136,600)

Total revenues	322,559	323,141	992,341	1,043,424
Operating income:
Retail	16,431	20,965	55,537	86,948
Franchise	14,640	16,084	37,607	49,691
Manufacturing/Wholesale	11,477	10,099	36,087	28,152
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12,565)	(12,083)	(37,435)	(37,110)
Corporate costs	(15,035)	(11,689)	(40,602)	(38,958)
Other (expense) income	—	(1,330)	2,500	(1,330)

Sub total unallocated corporate and other (costs) income	(27,600)	(25,102)	(75,537)	(77,398)

Total operating income	14,948	22,046	53,694	87,393
Interest expense, net	9,957	8,570	33,233	25,786

Income before income taxes	4,991	13,476	20,461	61,607
Income tax expense	1,816	4,977	7,439	22,513

Net income	$3,175	$8,499	$13,022	$39,094

(1)	Intersegment revenues are eliminated from consolidated revenue.

	September 30,	December 31,
	2005	2004
	(in thousands)
	(unaudited)
Total assets:
Retail	$400,400	$418,136
Franchise	308,691	314,836
Manufacturing / Wholesale	148,466	143,151
Corporate / Other	128,686	155,217

Total assets	$986,243	$1,031,340

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of September 30, 2005, the Company’s debt includes Centers’ senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by the Company and its domestic subsidiaries. The Senior Notes are general unsecured obligations of Centers and rank secondary to Centers’ senior credit facility and are senior in right of payment to all existing and future subordinated obligations of Centers, including Centers Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of Centers’ existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of Centers’ domestic subsidiaries and rank secondary to Center’s senior credit facility and Senior Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are wholly owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company, Centers as the issuer, and the combined guarantor and non-guarantor subsidiaries as of, and for the three and nine months ended September 30, 2005 and 2004. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
September 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$59,922	$2,481	$—	$62,403
Receivables, net	—	—	70,371	973	—	71,344
Intercompany receivables	—	1,570	34,709	—	(36,279)	—
Inventories, net	—	—	264,941	15,894	—	280,835
Other current assets	74	2,962	35,897	4,556	—	43,489

Total current assets	74	4,532	465,840	23,904	(36,279)	458,071

Goodwill, net	—	—	78,497	942	—	79,439
Brands, net	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	160,672	21,012	—	181,684
Investment in subsidiaries	335,013	802,114	5,631	—	(1,142,758)	—
Other assets	—	17,015	46,738	76	(8,780)	55,049

Total assets	$335,087	$823,661	$966,378	$48,934	$(1,187,817)	$986,243

Current liabilities
Current liabilities	$57	$10,146	$151,649	$6,445	$—	$168,297
Intercompany payables	1,570	18,069	—	16,640	(36,279)	—

Total current liabilities	1,627	28,215	151,649	23,085	(36,279)	168,297

Long-term debt	—	460,433	—	20,181	(8,780)	471,834
Other long-term liabilities	—	—	12,615	37	—	12,652

Total liabilities	1,627	488,648	164,264	43,303	(45,059)	652,783
Cumulative redeemable exchangeable preferred stock	123,360	—	—	—	—	123,360
Total stockholders’ equity (deficit)	210,100	335,013	802,114	5,631	(1,142,758)	210,100

Total liabilities and stockholders’ equity (deficit)	$335,087	$823,661	$966,378	$48,934	$(1,187,817)	$986,243

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
December 31, 2004	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$82,722	$2,439	$—	$85,161
Receivables, net	—	—	66,821	1,327	—	68,148
Intercompany receivables	—	17,752	16,848	—	(34,600)	—
Inventories, net	—	—	258,085	14,169	—	272,254
Other current assets	607	257	45,731	3,920	—	50,515

Total current assets	607	18,009	470,207	21,855	(34,600)	476,078
Property, plant and equipment, net	—	—	172,813	22,596	—	195,409
Investment in subsidiaries	322,422	784,710	3,951	—	(1,111,083)	—
Goodwill, net	—	—	77,643	942	—	78,585
Brands, net	—	—	209,000	3,000	—	212,000
Other assets	—	18,336	59,339	373	(8,780)	69,268

Total assets	$323,029	$821,055	$992,953	$48,766	$(1,154,463)	$1,031,340

Current liabilities
Current liabilities	$163	$4,333	$182,490	$7,013	$—	$193,999
Intercompany payables	1,865	—	15,887	16,848	(34,600)	—

Total current liabilities	2,028	4,333	198,377	23,861	(34,600)	193,999
Long-term debt	—	494,300	—	20,954	(8,780)	506,474
Other long-term liabilities	—	—	9,866	—	—	9,866

Total liabilities	2,028	498,633	208,243	44,815	(43,380)	710,339
Cumulative redeemable exchangeable preferred stock	112,734	—	—	—	—	112,734
Total stockholders’ equity (deficit)	208,267	322,422	784,710	3,951	(1,111,083)	208,267

Total liabilities and stockholders’ equity (deficit)	$323,029	$821,055	$992,953	$48,766	$(1,154,463)	$1,031,340

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended September 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$307,427	$17,696	$(2,564)	$322,559

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	211,586	13,062	(2,564)	222,084

Gross profit	—	—	95,841	4,634	—	100,475

Compensation and related benefits	—	—	55,370	3,062	—	58,432
Advertising and promotion	—	—	8,501	138	—	8,639
Other selling, general and administrative	41	522	16,667	1,306	—	18,536
Subsidiary (income) loss	(3,202)	(3,990)	204	—	6,988	—
Other income	—	—	(22)	(58)	—	(80)

Operating income (loss)	3,161	3,468	15,121	186	(6,988)	14,948

Interest expense, net	—	719	8,868	370	—	9,957

Income (loss) before income taxes	3,161	2,749	6,253	(184)	(6,988)	4,991

Income tax (benefit) expense	(14)	(453)	2,263	20	—	1,816

Net income (loss)	$3,175	$3,202	$3,990	$(204)	$(6,988)	$3,175

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Nine months ended September 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$947,920	$53,196	$(8,775)	$992,341

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	645,974	39,065	(8,775)	676,264

Gross profit	—	—	301,946	14,131	—	316,077

Compensation and related benefits	—	—	163,009	8,966	—	171,975
Advertising and promotion	—	—	36,365	415	—	36,780
Other selling, general and administrative	206	1,536	52,106	2,417	—	56,265
Subsidiary (income) loss	(13,154)	(17,967)	(1,350)	—	32,471	—
Other income	—	—	(2,492)	(145)	—	(2,637)

Operating income (loss)	12,948	16,431	54,308	2,478	(32,471)	53,694

Interest expense, net	—	5,993	26,169	1,071	—	33,233

Income (loss) before income taxes	12,948	10,438	28,139	1,407	(32,471)	20,461

Income tax (benefit) expense	(74)	(2,716)	10,172	57	—	7,439

Net income (loss)	$13,022	$13,154	$17,967	$1,350	$(32,471)	$13,022

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended September 30, 2004	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$308,195	$17,327	$(2,381)	$323,141

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	206,855	12,344	(2,381)	216,818

Gross profit	—	—	101,340	4,983	—	106,323

Compensation and related benefits	—	—	51,157	2,877	—	54,034
Advertising and promotion	—	—	9,972	70	—	10,042
Other selling, general and administrative	1,369	438	18,032	662	—	20,501
Subsidiary (income) loss	(9,380)	(9,657)	(1,190)	—	20,227	—
Other (income) expense	—	—	(58)	(242)	—	(300)

Operating income (loss)	8,011	9,219	23,427	1,616	(20,227)	22,046

Interest expense, net	14	—	8,159	397	—	8,570

Income (loss) before income taxes	7,997	9,219	15,268	1,219	(20,227)	13,476

Income tax (benefit) expense	(502)	(161)	5,611	29	—	4,977

Net income (loss)	$8,499	$9,380	$9,657	$1,190	$(20,227)	$8,499

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Nine months ended September 30, 2004	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$995,711	$54,935	$(7,222)	$1,043,424

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	658,266	39,497	(7,222)	690,541

Gross profit	—	—	337,445	15,438	—	352,883

Compensation and related benefits	—	—	164,075	8,884	—	172,959
Advertising and promotion	—	—	35,030	222	—	35,252
Other selling, general and administrative	1,412	1,297	52,990	1,462	—	57,161
Subsidiary (income) loss	(40,045)	(40,868)	(3,514)	—	84,427	—
Other (income) expense	—	—	7	111	—	118

Operating income (loss)	38,633	39,571	88,857	4,759	(84,427)	87,393

Interest expense, net	82	—	24,517	1,187	—	25,786

Income (loss) before income taxes	38,551	39,571	64,340	3,572	(84,427)	61,607

Income tax (benefit) expense	(543)	(474)	23,472	58	—	22,513

Net income (loss)	$39,094	$40,045	$40,868	$3,514	$(84,427)	$39,094

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
Nine months ended September 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Net cash provided by operating activities	$—	$4,672	$28,980	$1,002	$34,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(13,620)	(199)	(13,819)
Investment/distribution	—	36,569	(36,569)	—	—
Other investing	—	—	(524)	—	(524)

Net cash provided by (used in) investing activities	—	36,569	(50,713)	(199)	(14,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc.	834	(834)	—	—	—
Repurchase/retirement of common stock	(834)	—	—	—	(834)
Payments on long-term debt — third parties	—	(185,735)	—	(765)	(186,500)
Proceeds from senior notes issuance	—	150,000	—	—	150,000
Other financing	—	(4,672)	(1,067)	—	(5,739)

Net cash used in financing activities	—	(41,241)	(1,067)	(765)	(43,073)

Effect of exchange rate on cash	—	—	—	4	4

Net (decrease) increase in cash	—	—	(22,800)	42	(22,758)

Beginning balance, cash	—	—	82,722	2,439	85,161

Ending balance, cash	$—	$—	$59,922	$2,481	$62,403

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
Nine months ended September 30, 2004	(in thousands)

Net cash (used in) provided by operating activities	$—	$(3,356)	$62,765	$1,123	$60,532

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(17,259)	(606)	(17,865)
Acquisition of General Nutrition Companies, Inc.	—	2,102	—	—	2,102
Investment/distribution	—	2,137	(2,137)	—	—
Other investing	—	—	(354)	—	(354)

Net cash provided by (used in) investing activities	—	4,239	(19,750)	(606)	(16,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	(1,581)	1,581	—	—	—
Issuance of common stock	1,581	—	—	—	1,581
Other financing	—	(2,464)	(3,813)	(729)	(7,006)

Net cash used in financing activities	—	(883)	(3,813)	(729)	(5,425)

Effect of exchange rate on cash	—	—	—	218	218

Net increase in cash	—	—	39,202	6	39,208

Beginning balance, cash	—	—	30,642	2,534	33,176

Ending balance, cash	$—	$—	$69,844	$2,540	$72,384

GNC CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q (the “Report”).
Forward-Looking Statements
          The discussion in this section contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Forward-looking statements can be identified by the use of terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results could differ materially from those described or implied by the forward-looking statements contained herein due to significant competition, unfavorable publicity or consumer perception of our products, material products liability claims, compliance with governmental regulations, unprofitable franchisees, risks associated with our international operations, our failure to keep pace with the demands of our customers for new products and services, manufacturing disruptions, increases in insurance claims, loss of key management, increases in the cost or availability of capital, impact of our substantial debt on operating income and ability to grow, failure to adequately protect or enforce our intellectual property rights and other factors discussed herein and under the heading “Risk Factors” included in our annual report on Form 10-K.
Overview
          We are the largest global specialty retailer of nutritional supplements, which include sports nutrition products, VMHS (vitamins, minerals and herbal supplements), diet products and other wellness products. We derive our revenues principally from product sales through our company-owned stores, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,700 locations operating under the GNC brand name. Revenues are derived from our three business segments, Retail, Franchise and Manufacturing/ Wholesale.
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
Results of Operations
          The information presented below for the three and nine months ended September 30, 2005 and 2004 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
          We calculate our comparable “same store” sales growth to exclude the net sales of a store for any period if the store was not open during the same period of the prior year. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall, the store continues to be treated as a comparable same store. Company-owned and domestic franchised comparable same store sales have been calculated on a calendar basis for all periods presented.
          All calculations related to the Results of Operations for the year-over-year comparisons below were calculated based on the numbers in the following table, which have been rounded to millions.

GNC CORPORATION AND SUBSIDIARIES
Results of Operations and Comprehensive Income
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Revenues:
Retail	$239.2	74.1%	$235.0	72.8%	$744.7	75.0%	$776.0	74.4%
Franchise	53.2	16.5%	57.6	17.8%	163.5	16.5%	180.6	17.3%
Manufacturing / Wholesale	30.2	9.4%	30.5	9.4%	84.1	8.5%	86.8	8.3%

Total net revenues	322.6	100.0%	323.1	100.0%	992.3	100.0%	1,043.4	100.0%

Operating expenses:

Cost of sales, including costs of warehousing, distribution and occupancy	222.1	68.9%	216.8	67.1%	676.2	68.2%	690.5	66.1%
Compensation and related benefits	58.5	18.1%	54.0	16.7%	172.0	17.3%	173.0	16.6%
Advertising and promotion	8.7	2.7%	10.0	3.1%	36.8	3.7%	35.3	3.4%
Other selling, general and administrative expenses	17.3	5.4%	18.2	5.7%	53.2	5.4%	52.8	5.1%
Amortization expense	1.1	0.3%	1.0	0.3%	3.0	0.3%	3.0	0.3%
Foreign currency (gain) loss	—	0.0%	(0.3)	-0.1%	(0.1)	0.0%	0.1	0.0%
Other expense (income)	—	0.0%	1.3	0.4%	(2.5)	-0.3%	1.3	0.1%

Total operating expenses	307.7	95.4%	301.0	93.2%	938.6	94.6%	956.0	91.6%

Operating income:
Retail	16.4	5.1%	20.9	6.4%	55.5	5.6%	86.9	8.3%
Franchise	14.7	4.6%	16.1	5.0%	37.6	3.8%	49.7	4.8%
Manufacturing / Wholesale	11.4	3.5%	10.2	3.2%	36.1	3.6%	28.2	2.7%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12.5)	-3.9%	(12.1)	-3.7%	(37.4)	-3.8%	(37.1)	-3.6%
Corporate costs	(15.1)	-4.7%	(11.7)	-3.7%	(40.6)	-4.1%	(39.0)	-3.7%
Other (expense) income	—	0.0%	(1.3)	-0.4%	2.5	0.3%	(1.3)	-0.1%

Subtotal unallocated corporate and other (costs) income	(27.6)	-8.6%	(25.1)	-7.8%	(75.5)	-7.6%	(77.4)	-7.4%

Total operating income	14.9	4.6%	22.1	6.8%	53.7	5.4%	87.4	8.4%

Interest expense, net	9.9		8.6		33.2		25.8

Income before income taxes	5.0		13.5		20.5		61.6

Income tax expense	1.8		5.0		7.5		22.5

Net income	3.2		8.5		13.0		39.1

Other comprehensive income	0.8		0.8		0.3		0.3

Comprehensive income	$4.0		$9.3		$13.3		$39.4

GNC CORPORATION AND SUBSIDIARIES
Comparison of the Three Months Ended September 30, 2005 and September 30, 2004
     Revenues
          Consolidated. Our consolidated net revenues decreased $0.5 million, or 0.2%, to $322.6 million for the three months ended September 30, 2005, compared to $323.1 million for the same period in 2004. An increase in retail revenue was offset with a decrease in revenue in our Franchise segment, the result of decreased comparable same store sales and a reduced store base, and a slight decrease in revenue in our Manufacturing/Wholesale segment.
          Retail. Revenues in our Retail segment increased $4.2 million, or 1.8%, to $239.2 million for the three months ended September 30, 2005, compared to $235.0 million for the same period in 2004. Comparable store sales for the three months ended September 30, 2005 were 1.0%, as we were able to offset a $14.0 million decline in revenue from the diet category with strong gains in the sport nutrition, vitamin and herb categories. We expect sales in the diet category to continue to be below last year levels for the fourth quarter of 2005. We operated 2,633 corporate stores at September 30, 2005, compared to 2,632 stores at September 30, 2004. Sales in our corporate Canadian stores increased $0.5 million for the quarter; however, comparable same store sales, which are calculated in Canadian dollars, for the three months ended September 30, 2005, decreased 3.6% in our corporate Canadian stores.
          Franchise. Revenues in our Franchise segment decreased $4.4 million, or 7.6%, to $53.2 million for the three months ended September 30, 2005, compared to $57.6 million for the same period in 2004. This decrease was primarily the result of decreased wholesale product sales to franchisees of $3.4 million and a reduction in franchise royalty revenue of $0.3 million. Other revenue items accounted for the remaining $0.7 million decrease in revenue. The primary reasons for these declines were the continuing negative comparable store sales and less operating franchise stores in our domestic franchise system. Comparable store sales for our domestic franchisees decreased 4.7% for the three months ended September 30, 2005. Our domestic franchise store base declined by 102 stores, to 1,212 stores at September 30, 2005, from 1,314 stores at September 30, 2004. Our international franchise store base increased by 95 stores, to 822 stores at September 30, 2005 compared to 727 stores at September 30, 2004. Our international franchisees pay a lower royalty rate and purchase fewer products from us than the domestic franchisees.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, decreased $0.3 million or 1.0%, to $30.2 million for the three months ended September 30, 2005, compared to $30.5 million for the same period in 2004. Sales in our Greenville, South Carolina facility decreased $1.6 million, due to declining consumer demand for soft-gel products, primarily Vitamin E. This decrease was offset by a $0.9 million increase in wholesale sales to Rite Aid and a $0.5 million increase in wholesale sales to drugstore.com. A reduction in sales of $0.1 million at our Australia plant accounted for the remaining decrease in sales.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution, and occupancy costs, increased $5.3 million, or 2.4%, to $222.1 million for the three months ended September 30, 2005, compared to $216.8 million for the same period in 2004. Consolidated cost of sales, as a percentage of net revenue, was 68.9% for the three months ended September 30, 2005, compared to 67.1% for the same period in 2004.
          Consolidated product costs increased $3.2 million, or 2.0%, to $161.1 million for the three months ended September 30, 2005, compared to $157.9 million for the same period in 2004. This increase was primarily due to increased unit sales at promotional prices and a sales mix change to lower margin products. Consolidated product costs, as a percentage of net revenue were 50.0% and 48.9% for the three months ended September 30, 2005 and 2004, respectively.
          Consolidated warehousing and distribution costs increased $0.7 million, or 5.7%, to $12.9 million for the three months ended September 30, 2005, compared to $12.2 million for the same period in 2004. This increase was primarily a result of increased fuel costs, offset by efficiency cost savings in wages and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 4.0% for the three months ended September 30, 2005, compared to 3.8% for the same period in 2004.
          Consolidated occupancy costs increased $1.4 million, or 3.0%, to $48.1 million for the three months ended September 30, 2005, compared to $46.7 million for the same period in 2004. This increase was the result of increased store lease-related costs of $1.1 million, and increased depreciation expense of $0.3 million. Consolidated occupancy costs, as a percentage of net revenue, were 14.9% for the three months ended September 30, 2005, compared to 14.5% for the same period in 2004.

GNC CORPORATION AND SUBSIDIARIES
     Selling, General and Administrative Expenses
          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expense, and amortization expense (“SG&A”) increased $2.4 million, or 2.9%, to $85.6 million, for the three months ended September 30, 2005, compared to $83.2 million for the same period in 2004. Our consolidated SG&A expense, as a percentage of net revenue, was 26.5% during the three months ended September 30, 2005 compared to 25.8% for the same period in 2004.
          Consolidated compensation and related benefits increased $4.5 million, or 8.3%, to $58.5 million for the three months ended September 30, 2005, compared to $54.0 million for the same period in 2004. This was the result of increases in health care costs of $0.7 million and store wages including commission expenses of $2.3 million. Additionally, included in 2004 was the reversal of a previously accrued incentive expense of $1.6 million. This was offset by decreases in other compensation related costs of $0.1 million.
          Consolidated advertising and promotion expenses decreased $1.3 million, or 13.0%, to $8.7 million for the three months ended September 30, 2005, compared to $10.0 million for the same period in 2004. The primary reason for this decrease was a reduction in 2005 expenditures for store signage of $0.9 million. Additionally, advertising agency expenditures decreased $0.2 million, and print advertising expense decreased $0.2 million.
          Consolidated other selling, general and administrative expenses, including amortization expense, were $18.4 million for the three months ended September 30, 2005 compared to $19.2 million for the same period in 2004, a decrease of $0.8 million. Included in these expenses in 2005 is $1.0 million of legal expense for attorney costs related to a third party product settlement, and $0.4 million in expenses on losses to our stores from hurricanes. These were offset by decreases of $2.3 million in bad debt expense, primarily due to recoveries associated with franchise conversions and $0.6 million in insurance expense. The remaining increase of $0.7 million was in various other selling, general, and administrative expense accounts.
     Foreign Currency Loss
          Foreign currency gain/loss in the three months ended September 30, 2005 was not material. We recognized a consolidated foreign currency gain of $0.3 million for the three months ended September 30, 2004.
     Other Expense
          There were no other expenses for the three months September 30, 2005. For the three months ended September 30, 2004, we incurred a $1.3 million charge for costs related to the preparation of a SEC filing to offer common stock to the public. As this offering was not completed, these costs were expensed.
     Operating Income
          Consolidated. As a result of the foregoing, operating income decreased $7.2 million, or 32.6%, to $14.9 million for the three months ended September 30, 2005, compared to $22.1 million for the same period in 2004. Operating income as a percentage of net revenue, was 4.6% for the three months ended September 30, 2005, compared to 6.8% for the same period in 2004.
          Retail. Operating income decreased $4.5 million, or 21.5%, to $16.4 million for the three months ended September 30, 2005 compared to $20.9 million for the same period in 2004. The decrease was primarily a result of decreased product margin, increased occupancy and wage expenses, offset by decreased advertising costs.
          Franchise. Operating income decreased $1.4 million, or 8.7%, to $14.7 million for the three months ended September 30, 2005, compared to $16.1 million for the same period in 2004. The decrease was primarily a result of decreased revenue and margin, offset by decreased bad debt expense.
          Manufacturing/Wholesale. Operating income increased $1.2 million, or 11.8%, to $11.4 million for the three months ended September 30, 2005, compared to $10.2 million for the same period in 2004. This increase was primarily a result of improved margins on third-party sales in our South Carolina facility and higher wholesale sales volumes to Rite Aid and Drugstore.com.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.4 million, or 3.3%, to $12.5 million for the three months ended September 30, 2005 compared to $12.1 million for the same period in 2004. We continued to incur increases in our fuel costs, which were offset by savings in wages and other overhead expense areas.

GNC CORPORATION AND SUBSIDIARIES
          Corporate Costs. Operating expenses increased $3.4 million, or 29.1%, to $15.1 million for the three months ended September 30, 2005 compared to $11.7 million for the same period in 2004. A legal settlement charge of $1.0 million related to a third-party product, increased unallocated health insurance costs of $1.1 million, and an incentive accrual reversal in 2004 of $1.6 million, offset by decreases of $0.3 million in other selling costs, accounted for the majority of the increase.
     Interest Expense
          Interest expense increased $1.3 million, or 15.1%, to $9.9 million, for the three months ended September 30, 2005 compared to $8.6 million for the same period in 2004. This increase was due to an increase in our average interest rate on our bank debt and also due to the higher fixed interest rate on our $150.0 million of 8 5/8% Senior Notes due 2011 (the “Senior Notes”), which in January 2005 replaced a portion of our bank debt that had a lower variable interest rate.
     Income Tax Expense
          We recognized $1.8 million of consolidated income tax expense during the three months ended September 30, 2005, compared to $5.0 million of expense for the same period in 2004. Our effective tax rate for the three months ended September 30, 2005 was 36.4% versus 36.9% for the same period in 2004.
     Net Income
          As a result of the foregoing, consolidated net income decreased $5.3 million to $3.2 million for the three months ended September 30, 2005, from $8.5 million for the same period in 2004.
     Other Comprehensive Income
          We recognized $0.8 million of foreign currency translation gain for the three months ended September 30, 2005 and for the same period in 2004. The amounts recognized in both years resulted from foreign currency adjustments related to our Canadian and Australian subsidiaries.
Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004
     Revenues
          Consolidated. Our consolidated net revenues decreased $51.1 million, or 4.9%, to $992.3 million for the nine months ended September 30, 2005, compared to $1,043.4 million for the same period in 2004. The decrease was primarily the result of decreased comparable same store sales in our Retail and Franchise segments, a reduced domestic franchise store base, and decreased revenue in our manufacturing segment due to declining demand for soft-gel products.
          Retail. Revenues in our Retail segment decreased $31.3 million, or 4.0%, to $744.7 million for the nine months ended September 30, 2005, compared to $776.0 million for the same period in 2004. Domestic store revenue decreased by $55.2 million in our diet category. This decrease was partially offset by increases in sales in our sports nutrition category and herb categories. We expect that sales in the diet category will continue to fall below prior year levels for the remainder of the year. Comparable same store sales for the nine months ended September 30, 2005 decreased 4.3% in our corporate domestic stores and decreased 8.7% in our corporate Canadian stores. We operated 2,633 corporate stores at September 30, 2005, compared to 2,632 stores at September 30, 2004.
          Franchise. Revenues in our Franchise segment decreased $17.1 million, or 9.5%, to $163.5 million for the nine months ended September 30, 2005, compared to $180.6 million for the same period in 2004. Our domestic franchise stores recorded lower retail sales for the nine months ended September 30, 2005, as evidenced by a decline in comparable same store sales for these stores of 6.5% for the same period. This decline in retail sales resulted in decreased wholesale product sales to the franchisees of $14.6 million, a decrease in franchise royalty revenue of $1.2 million, and a reduction in other franchise revenue of $1.3 million. Our domestic franchise store base declined by 102 stores to 1,212 stores at September 30, 2005, from 1,314 stores at September 30, 2004. Our international franchise store base increased by 95 stores to 822 stores at September 30, 2005 compared to 727 stores at September 30, 2004. Our international franchisees pay a lower royalty rate and purchase fewer products from us than the domestic franchisees.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, decreased $2.7 million or 3.1%, to $84.1 million for the nine months ended September 30, 2005, compared to $86.8 million for the same period in 2004. This decrease occurred primarily in the Greenville, South Carolina plant, as a result of declining demand for soft-gel products from third-party vendors, mostly Vitamin E.

GNC CORPORATION AND SUBSIDIARIES
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution, and occupancy costs, decreased $14.3 million, or 2.1%, to $676.2 million for the nine months ended September 30, 2005, compared to $690.5 million for the same period in 2004. Consolidated cost of sales, as a percentage of net revenue, was 68.2% for the nine months ended September 30, 2005, compared to 66.1% for the same period in 2004.
          Consolidated product costs decreased $17.9 million, or 3.5%, to $494.1 million for the nine months ended September 30, 2005, compared to $512.0 million for the same period in 2004. The decrease in consolidated product costs was a result of: lower retail sales, which resulted in lower product cost of sales, a shift in the sales mix from lower margin, third party low-carb products in 2004 to higher margin, GNC brand products in 2005, increased vendor support for promotional pricing of third-party products, and improved management of inventory, which resulted in fewer product losses. Consolidated product costs, as a percentage of net revenue, were 49.9% and 49.0% for the nine months ended September 30, 2005 and 2004, respectively. Product costs in 2005 also included $0.5 million in inventory losses related to hurricane damaged stores. Product costs in 2004 included $1.3 million of expense as a result of adjustments due to increased inventory valuation related to the Acquisition.
          Consolidated warehousing and distribution costs increased $1.1 million, or 2.9%, to $38.5 million for the nine months ended September 30, 2005, compared to $37.4 million for the same period in 2004. This increase was primarily a result of increased fuel costs, offset by efficiency cost savings in wages and other warehousing expenses. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.9% for the nine months ended September 30, 2005, compared to 3.6% for the same period in 2004.
          Consolidated occupancy costs increased $2.5 million, or 1.8%, to $143.6 million for the nine months ended September 30, 2005, compared to $141.1 million for the same period in 2004. This increase was primarily due to an increase in store rental expense of $1.9 million and increased depreciation expense of $1.4 million, due to an increase in capital expenditures of shorter-lived store assets. These costs were offset by a decrease in personal property taxes of $1.0 million. Other occupancy related expenses accounted for the remaining $0.2 million increase. Consolidated occupancy costs, as a percentage of net revenue, was 14.5% for the nine months ended September 30, 2005, compared to 13.5% for the same period in 2004.
     Selling, General and Administrative Expenses
          Our consolidated selling, general and administrative expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expense, and amortization expense (“SG&A”) increased $0.9 million, or 0.3%, to $265.0 million, for the nine months ended September 30, 2005, compared to $264.1 million for the same period in 2004. Our consolidated SG&A expense, as a percentage of net revenue, was 26.7% during the nine months ended September 30, 2005, compared to 25.4% for the same period in 2004.
          Consolidated compensation and related benefits decreased $1.0 million, or 0.6%, to $172.0 million for the nine months ended September 30, 2005, compared to $173.0 million for the same period in 2004. This decrease was the result of decreases in incentives and commission expenses of $2.0 million, a decrease in 401(k) matching expense of $0.8 million, and a decrease in relocation expense of $0.3 million, offset by increases in severance costs of $1.4 million, health insurance costs of $0.6 million and other compensation and benefit expenses of $0.1 million.
          Consolidated advertising and promotion expenses increased $1.5 million, or 4.2%, to $36.8 million for the nine months ended September 30, 2005, compared to $35.3 million for the same period in 2004. Advertising expense increased due to additional expenditures in 2005 for television advertising of $4.0 million and a decrease in franchise advertising fund revenue of $1.1 million, offset by reductions in print advertising of $1.4 million, store signage and merchandising costs of $1.2 million, and general marketing costs of $1.0 million.
          Consolidated other selling, general and administrative expenses, including amortization expense, increased $0.4 million, or 0.7%, to $56.2 million for the nine months ended September 30, 2005 compared to $55.8 million for the same period in 2004. The primary reason for the increase was the recognition of legal expenses related to a third-party product settlement of $1.0 million, expense due to hurricane-related losses of $0.4 million and a $1.3 million decrease in note income, offset by decreases of $0.3 million in bad debt expense, $1.6 million of general insurance expense and $0.4 million of other selling, general and administrative expenses.
     Foreign Currency Gain / Loss
          We recognized a consolidated foreign currency gain of $0.1 million in the nine months ended September 30, 2005, compared with a foreign currency loss of $0.1 million for the nine months ended September 30, 2004.

GNC CORPORATION AND SUBSIDIARIES
     Other Income and Expense
          Other income for the nine months ended September 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights. For the nine months ended September 30, 2004, we incurred a $1.3 million charge for costs related to the preparation of a SEC filing to offer common stock to the public. As this offering was not completed, these costs were expensed.
     Operating Income
          Consolidated. As a result of the foregoing, operating income decreased $33.7 million, or 38.6%, to $53.7 million for the nine months ended September 30, 2005, compared to $87.4 million for the same period in 2004. Operating income as a percentage of net revenue, was 5.4% for the nine months ended September 30, 2005, compared to 8.4% for the same period in 2004.
          Retail. Operating income decreased $31.4 million, or 36.1%, to $55.5 million for the nine months ended September 30, 2005, compared to $86.9 million for the same period in 2004. The primary reason for the decrease is lower retail margin, due to lower sales volumes and more competitive pricing, along with increased advertising and occupancy related expenses, offset by decreases in wages and other selling, general and administrative expenses.
          Franchise. Operating income decreased $12.1 million, or 24.3%, to $37.6 million for the nine months ended September 30, 2005, compared to $49.7 million for the same period in 2004. This decrease is primarily attributable to a decrease in wholesale sales and margin, a direct result of reduced domestic franchise retail sales.
          Manufacturing/Wholesale. Operating income increased $7.9 million, or 28.0%, to $36.1 million for the nine months ended September 30, 2005, compared to $28.2 million for the same period in 2004. This increase was primarily the result of improved margins on third-party sales and increased manufacturing efficiencies at our South Carolina manufacturing facility, along with increased wholesale sales volumes to Rite Aid and Drugstore.com.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.3 million, or 0.8%, to $37.4 million for the nine months ended September 30, 2005, compared to $37.1 million for the same period in 2004. Increases in fuel costs were offset by decreases in wages and other administrative expenses due to efficiency savings in our distribution centers.
          Corporate Costs. Operating expenses increased $1.6 million, or 4.1%, to $40.6 million for the nine months ended September 30, 2005, compared to $39.0 million for the same period in 2004. This increase was a result of a legal settlement charge of $1.0 million related to a third-party product, additional severance costs of $1.4 million and increases in other expenses of $0.2 million, offset by decreases in wages of $1.0 million.
     Interest Expense
          Interest expense increased $7.4 million, or 28.7%, to $33.2 million, for the nine months ended September 30, 2005 compared to $25.8 million for the same period in 2004. This increase was due to the write-off of $3.9 million of deferred financing fees, a result of the retirement of $185.0 million of our bank debt, and a higher fixed interest rate on the $150.0 million Senior Notes, which replaced a portion of our bank debt.
     Income Tax Expense
          We recognized $7.5 million of consolidated income tax expense during the nine months ended September 30, 2005, compared to $22.5 million of expense for the same period in 2004. Our effective tax rate was 36.4% for the nine months ended September 30, 2005 and 36.5% for the nine months ended 2004.
     Net Income
          As a result of the foregoing, consolidated net income decreased $26.1 million to $13.0 million for the nine months ended September 30, 2005, from $39.1 million for the same period in 2004.
     Other Comprehensive Income
          We recognized $0.3 million of foreign currency translation gain for the nine months ended September 30, 2005 and in the same period in 2004. The amounts recognized in both years resulted from foreign currency adjustments related to our Canadian and Australian subsidiaries.

GNC CORPORATION AND SUBSIDIARIES
Liquidity and Capital Resources
          As of September 30, 2005, we had $62.4 million in cash and cash equivalents and $289.8 million in working capital compared to $72.4 million in cash and cash equivalents and $262.1 million in working capital at September 30, 2004. The $27.7 million increase in working capital was primarily driven by increases in inventory.
     Cash Provided by Operating Activities
          Cash provided by operating activities was $34.7 million and $60.5 million for the nine months ended September 30, 2005 and 2004, respectively. The primary reason for the change in each year was a reduction in net income and changes in working capital accounts. Net income decreased $26.1 million for the nine months ended September 30, 2005 compared with the same period in 2004. For the nine months ended September 30, 2005 and 2004, inventory increased $13.4 million and $7.7 million, respectively, as a result of an increase in our bulk inventory and a decrease in our reserves. This inventory increase supports our strategy of ensuring our top-selling products are in stock and available as needed. Franchise notes receivable decreased $7.6 million and $8.5 million for the nine months ended September 30, 2005 and 2004, respectively, as a result of payments on existing notes and fewer company-financed franchise store openings than in prior years. Accrued interest for the nine months ended September 30, 2005 increased $7.3 million due to the issuance of the $150.0 million Senior Notes, which has interest payable semi-annually beginning July 15, 2005. Accrued liabilities decreased $28.5 million for the nine months ended September 30, 2004, primarily a result of reductions of wage accruals of $3.3 million, incentives of $4.9 million, change of control payments of $9.1 million, store closings accruals of $4.3 million, insurance accruals of $2.9 million and other accruals of $4.0 million. Net deferred taxes changed $21.7 million in the nine months ended September 30, 2004, a result of an increase in our deferred tax liability, which was due to book versus tax timing differences.
     Cash Used in Investing Activities
          We used cash from investing activities of approximately $14.3 million and $16.1 million for the nine months ended September 30, 2005 and 2004, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $13.8 million and $17.9 million during the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2004, we received net cash from Numico of $9.8 million related to Acquisition purchase price adjustments and paid $7.7 million in transaction expenses related to the Acquisition.
     Cash Used in Financing Activities
          We used cash in financing activities of approximately $43.1 million and $5.4 million for the nine months ended September 30, 2005 and 2004, respectively. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes and used the net proceeds from this issuance, along with additional cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. For the nine months ended September 30, 2005, we also paid $4.7 million in fees related to the Senior Notes offering and paid down an additional $1.5 million of debt. In 2004, we issued common stock of $1.6 million and paid down $2.9 million of debt.
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
Contractual Obligations
          The only material change from December 31, 2004 was related to Centers’ January 2005 issuance of $150.0 million aggregate principal amount of Senior Notes. Centers used the net proceeds from this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the term loan indebtedness under our senior credit facility. The interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which began with the first payment on July 15, 2005.
Off Balance Sheet Arrangements
          As of September 30, 2005 and 2004, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

GNC CORPORATION AND SUBSIDIARIES
          We have a balance of unused advertising barter credits on account with a third-party advertising agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with advertising credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we advertise through the bartering company. The credits can be used to offset the cost of cable advertising. As of September 30, 2005 and December 31, 2004, the available credit balance was $9.5 million, and $11.3 million, respectively. The barter credits are available for use through April 1, 2006.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Recently Issued Accounting Pronouncements
          In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this standard beginning the first quarter of fiscal year 2006.
          In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment: an Amendment of FASB Statements No. 123 and 95”. SFAS No. 123(R) defines accounting requirements for “share-based” compensation to employees. It requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and disallows the use of the intrinsic value method of accounting for stock compensation. Originally SFAS No. 123(R) was applicable for all interim and fiscal periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) announced that it was extending the adoption of SFAS No. 123(R) for public companies to be applicable for all fiscal periods beginning after June 15, 2005. As we are not a public entity as defined by SFAS No. 123(R), this statement is not effective for the Company until the beginning of our fiscal year 2006. The Company will adopt this statement prospectively. As we continue to evaluate the adoption of SFAS No. 123(R), we do not expect this statement to have a significant impact on the Company’s consolidated financial statements or results of operations.
          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this statement shall be applied prospectively. The Company does not expect the adoption of SFAS No. 153 to have a significant impact on the Company’s consolidated financial statements or results of operations.
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

GNC CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are primarily exposed to foreign currency and interest rate risks. We do not use derivative financial instruments in connection with these market risks.
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
          Interest Rate Market Risk. A portion of our debt is subject to variable interest rates. Although changes in interest rates do not impact our operating income, the changes could affect the fair value of such debt and related interest payments. As of September 30, 2005, we had fixed rate debt of $377.5 million and variable rate debt of $96.4 million. Fluctuations in market rates have not had a significant impact on our results of operations in recent years because, in general, our contracts with vendors limit our exposure to increases in product prices. We are not exposed to price risks except with respect to product purchases. We do not enter into futures or swap contracts at this time. Based on our variable rate debt balance as of September 30, 2005, a 1% change in interest rates would increase or decrease our annual interest cost by $1.0 million.
          On January 18, 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, with an interest rate of 8 5/8%. Centers used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the indebtedness under its term loan facility. This issuance increased our fixed rate debt by $150.0 million and decreased our variable rate debt by $185.0 million. With the exception of the issuance of the Senior Notes and the repayment of a portion of the indebtedness under its term loan facility, there have been no significant changes in market risk subsequent to the December 31, 2004 audited financial statements included in our annual report on Form 10-K.
Item 4. Controls and Procedures
          Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, as of September 30, 2005. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this Report has been appropriately recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and was accumulated and communicated to management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation at the reasonable assurance level, our CEO and CFO have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. We are continually evaluating our internal control over financial reporting, we have made no changes during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, we have been and are currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. We currently maintain product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million per claim. We typically seek and have obtained contractual indemnification from most parties that supply raw materials for our products or that manufacture or market products we sell. We also typically seek to be added, and have been added, as additional insured under most of such parties’ insurance policies. We are also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. We may incur material products liability claims, which could increase our costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of September 30, 2005, we have been named as a defendant in 211 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, we instructed all of our locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, we instructed all of our locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
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

GNC CORPORATION AND SUBSIDIARIES
          Class Action Settlement. Five class action lawsuits were filed against us in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. We deny any wrongdoing and are pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed in principle to a settlement of the lawsuits, which is currently in the process of being finalized. Once finalized, the settlement will be subject to court approval. Pursuant to the pending settlement, a notice to the class will be published in a one-time mass advertising media publication. Each person that purchased the third-party product and is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax upon presentation to us of a cash register receipt as proof of purchase or, if a receipt is not available, return of the actual product. If a person purchased the product, but does not have a cash register receipt or the product itself, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. The coupons will be redeemable for a 90-day period after the settlement is final. We will issue a maximum of 5 million certificates with a combined face value of $50.0 million. Based on our experience with coupons, we believe that the redemption rate will be approximately 1%. In addition to the cash reimbursements and coupons, as part of the settlement, we will be required to pay legal fees of $1.0 million.
          Franklin Publications. On October 26, 2005, one of our wholly owned subsidiaries was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. We dispute the claims and intend to vigorously defend the lawsuit. We believe that the lawsuit will not have a material adverse effect on our liquidity, financial condition or results of operations.
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

GNC CORPORATION
(Registrant)

November 4, 2005	/s/ Bruce E. Barkus
Bruce E. Barkus
Chief Executive Officer

November 4, 2005	/s/ Curtis J. Larrimer
Curtis J. Larrimer
Chief Financial Officer