Form 10-Q
period 2006-03-31
GNC CORP
filed 2006-05-05
CIK 1273886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     As of May 1, 2006, 29,621,538 shares of the GNC Corporation’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements.
GNC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005 *
	(unaudited)
Current assets:
Cash and cash equivalents	$44,290	$86,013
Receivables, net of reserve of $7,493 and $8,898, respectively	77,007	70,630
Inventories, net (Note 3)	339,928	298,166
Deferred tax assets, net	13,859	13,861
Other current assets	30,005	30,826

Total current assets	505,089	499,496

Long-term assets:
Goodwill (Note 4)	80,588	80,109
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	25,965	26,460
Property, plant and equipment, net	174,705	179,482
Deferred financing fees, net	15,390	16,125
Deferred tax assets, net	45	45
Other long-term assets	8,399	10,114

Total long-term assets	517,092	524,335

Total assets	$1,022,181	$1,023,831

Current liabilities:
Accounts payable, includes cash overdraft of $5,219 and $5,063, respectively	$130,607	$104,595
Accrued payroll and related liabilities	20,532	20,812
Accrued income taxes	8,830	2,280
Accrued interest	9,181	7,877
Current portion, long-term debt	2,133	2,117
Other current liabilities	68,831	64,826

Total current liabilities	240,114	202,507

Long-term liabilities:
Long-term debt	470,710	471,244
Other long-term liabilities	10,679	10,891

Total long-term liabilities	481,389	482,135

Total liabilities	721,503	684,642

Cumulative redeemable exchangeable preferred stock, $0.01 par value, 110,000 shares authorized, 100,000 shares issued and outstanding (liquidation preference of $140,183 and $136,349, respectively)	130,982	127,115

Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 29,546,538 and 29,538,413 shares issued and outstanding, respectively	296	296
Paid-in-capital	128,289	177,615
Retained earnings	40,507	32,939
Accumulated other comprehensive income	604	1,224

Total stockholders’ equity	169,696	212,074

Total liabilities and stockholders’ equity	$1,022,181	$1,023,831

*	Footnotes summarized from the Audited Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Revenue	$386,892	$336,435

Cost of sales, including costs of warehousing, distribution and occupancy	256,872	230,456

Gross profit	130,020	105,979

Compensation and related benefits	65,852	57,314
Advertising and promotion	15,839	14,601
Other selling, general and administrative	21,063	18,915
Foreign currency gain	(588)	(105)
Other income	—	(2,500)

Operating income	27,854	17,754

Interest expense, net (Note 5)	9,676	13,471

Income before income taxes	18,178	4,283

Income tax expense	6,743	1,547

Net income	11,435	2,736

Other comprehensive loss	(620)	(264)

Comprehensive income	$10,815	$2,472

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2005	29,538,413	$296	$177,615	$32,939	$1,224	$212,074

Repurchase and retirement of common stock	(16,875)	—	(68)	—	—	(68)
Non-cash stock-based compensation	25,000	—	676	—	—	676
Preferred stock dividends	—	—	—	(3,834)	—	(3,834)
Amortization of preferred stock issuance costs	—	—	—	(33)	—	(33)
Net income	—	—	—	11,435	—	11,435
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	(49,934)	—	—	(49,934)
Foreign currency translation adjustments	—	—	—	—	(620)	(620)

Balance at March 31, 2006 (unaudited)	29,546,538	$296	$128,289	$40,507	$604	$169,696

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,435	$2,736

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,656	9,139
Deferred fee writedown — early debt extinguishment	—	3,890
Amortization of intangible assets	978	961
Amortization of deferred financing fees	735	683
Increase in provision for inventory losses	909	2,238
Non-cash stock-based compensation	676	—
(Decrease) increase in provision for losses on accounts receivable	(395)	591
Decrease in net deferred taxes	—	2,408
Changes in assets and liabilities:
Increase in receivables	(6,977)	(872)
Increase in inventory, net	(42,217)	(23,159)
Decrease in franchise note receivables, net	1,109	3,604
Decrease in other assets	348	1,495
Increase in accounts payable	25,846	26,157
Increase in accrued taxes	6,550	—
Increase in interest payable	1,303	7,159
Increase (decrease) in accrued liabilities	3,517	(1,490)

Net cash provided by operating activities	12,473	35,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,692)	(4,383)
Store acquisition costs	(131)	(558)

Net cash used in investing activities	(3,823)	(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	(49,934)	—
Repurchase and retirement of common stock	(68)	(416)
Increase in cash overdrafts	156	1,760
Proceeds from senior notes issuance	—	150,000
Payments on long-term debt	(517)	(185,491)
Financing fees	—	(3,785)

Net cash used in financing activities	(50,363)	(37,932)

Effect of exchange rate on cash	(10)	(63)

Net decrease in cash	(41,723)	(7,396)
Beginning balance, cash	86,013	85,161

Ending balance, cash	$44,290	$77,765

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
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its Retail, Franchising and Manufacturing/Wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through gnc.com and drugstore.com. Franchising has stores in the United States and operations in 46 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company also operates a smaller manufacturing facility in Australia. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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
          Acquisition of the Company. On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Koninklijke (Royal) Numico N.V. (“Numico”) and Numico USA, Inc. to acquire 100% of the outstanding equity interest of General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. on December 5, 2003 (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management V L.P, together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by the Company. The Company utilized this equity contribution to purchase the investment in General Nutrition Centers, Inc., (“Centers”). Centers is a wholly owned subsidiary of the Company.
NOTE 2. BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005 (the “Form 10-K”).
          The accompanying unaudited consolidated financial statements include all adjustments (consisting of a normal and recurring nature) that management considers necessary for a fair statement of financial information for the interim periods. Interim results are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2006.
          Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Accordingly, these estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Some of the most significant estimates pertaining to the Company include the valuation of inventories, the allowance for doubtful accounts, income tax valuation allowances and the recoverability of long-lived assets. On a continual basis, management reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. There have been no material changes to critical estimates since the audited financial statements at December 31, 2005.
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.1 million at March 31, 2006 and $2.6 million at December 31, 2005.
Recently Issued Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS No. 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for the Company starting January 1, 2006 and the Company elected

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
to use the modified prospective application method. The impact of this statement on the Company’s consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of March 31, 2006, the Company expects compensation expense, net of tax, of $1.0 million to $2.0 million for the year ended December 31, 2006. Refer to the “Stock Based Compensation Plans” note for additional disclosure.
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted this standard starting January 1, 2006 and the adoption did not have a significant impact on the Company’s consolidated financial statements or results of operations.
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	March 31, 2006
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$288,626	$(8,929)	$279,697
Unpackaged bulk product and raw materials	57,395	(2,110)	55,285
Packaging supplies	4,946	—	4,946

	$350,967	$(11,039)	$339,928

	December 31, 2005
			Net Carrying
	Gross cost	Reserves	Value
	(in thousands)
Finished product ready for sale	$257,525	$(10,025)	$247,500
Unpackaged bulk product and raw materials	48,513	(2,128)	46,385
Packaging supplies	4,281	—	4,281

	$310,319	$(12,153)	$298,166

NOTE 4. GOODWILL AND INTANGIBLE ASSETS, NET
          Goodwill represents the excess of purchase price over the fair value of identifiable net assets of acquired entities. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill and intangible assets with indefinite useful lives are not amortized, but instead are tested for impairment at least annually. Other intangible assets with finite lives are amortized on a straight-line basis over periods not exceeding 15 years.
          For the three months ended March 31, 2006, the Company acquired 27 franchise stores. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $1.6 million, of which $0.1 million was paid in cash. Also as a result of these acquisitions, the Company reclassified $1.3 million of goodwill and $3.5 million of brand intangibles from the Franchise segment to the Retail segment during the three months ended March 31, 2006. The reclassification was determined based on the relative fair value of the acquired franchise stores.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          The following table summarizes the Company’s goodwill activity from December 31, 2005 to March 31, 2006.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Goodwill at December 31, 2005	$22,970	$56,693	$446	$80,109
Additions: Acquired franchise stores	479	—	—	479
Reclassification: Due to franchise store aquisitions	1,266	(1,266)	—	—

Goodwill at March 31, 2006 (unaudited)	$24,715	$55,427	$446	$80,588

          The following table summarizes the Company’s intangible asset activity from December 31, 2005 to March 31, 2006.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2005	$514	$59,659	$152,341	$24,296	$1,650	$238,460
Additions: Acquired franchise stores	—	—	—	—	483	483
Reclassification: Due to franchise store aquisitions	—	3,539	(3,539)	—	—	—
Amortization expense	(129)	—	—	(736)	(113)	(978)

Balance at March 31, 2006 (unaudited)	$385	$63,198	$148,802	$23,560	$2,020	$237,965

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	March 31, 2006			December 31, 2005
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(unaudited)
	(in thousands)
Brands — retail	—	$63,198	$—	$63,198	$59,659	$—	$59,659
Brands — franchise	—	148,802	—	148,802	152,341	—	152,341
Gold card — retail	3	2,230	(1,896)	334	2,230	(1,784)	446
Gold card — franchise	3	340	(289)	51	340	(272)	68
Retail agreements	5-10	8,500	(2,742)	5,758	8,500	(2,447)	6,053
Franchise agreements	10-15	21,900	(4,098)	17,802	21,900	(3,657)	18,243
Franchise rights	5	2,281	(261)	2,020	1,798	(148)	1,650

		$247,251	$(9,286)	$237,965	$246,768	$(8,308)	$238,460

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at March 31, 2006:

Estimated
amortization
expense
(unaudited)
Years ending December 31,	(in thousands)
2006 (1)	$2,935
2007	3,400
2008	3,351
2009	2,740
2010	2,592
Thereafter	10,947

Total	$25,965

(1)	This period is a partial year and represents the period from April 1 to December 31, 2006.
NOTE 5. INTEREST EXPENSE
The Company’s net interest expense for each respective period is as follows:

	Three months ended
	March 31,
	2006	2005
	(unaudited)
	(in thousands)
Senior credit facility
Term Loan	$1,812	$1,834
Revolver	159	149
8 5/8% Senior Notes	3,234	2,623
8 1/2 % Senior Subordinated Notes	4,569	4,569
Deferred financing fees	736	683
Deferred fee writedown — early extinguishment	—	3,890
Mortgage	152	232
Interest income — other	(986)	(509)

Interest expense, net	$9,676	$13,471

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
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to the Company, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. The Company currently maintains product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of March 31, 2006, the Company has been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
          Pro-Hormone/Androstenedione Cases. The Company is currently defending itself in connection with certain class action lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively “Andro Products”). In each case, plaintiffs seek to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain Andro Products. The original state court proceedings for the Andro Actions include the following:
Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law § 349 (misleading and deceptive trade practices), and violation of General Business Law § 350 (false advertising). On July 2, 2003, the Court granted part of the Company’s motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the Company’s motion for summary judgment and Plaintiffs’ motion for class certification, both of which remain pending.
Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing claims and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the Court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.
Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.
Abrams, et al. v. General Nutrition Companies, Inc., et al., previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the Plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court has not yet ruled on the petition.
David Pio and Ty Stephens, individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., previously pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 02-CH-14122). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 4, 2004, alleged claims for violations of Illinois Consumer Fraud Act, and unjust enrichment. The motion for class certification was stricken, but the court afforded leave to the Plaintiffs to file another motion. Plaintiffs have not yet filed another motion.
Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc., previously pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Amended Complaint, filed on or about May 26, 2005, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. Simultaneously, the Company filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York so that they may be consolidated with the recently-commenced bankruptcy case of MuscleTech Research and Development, Inc. and certain of its affiliates (collectively, “MuscleTech”), which is currently pending in the Superior Court of Justice, Ontario, Canada under the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended, Case No. 06-CL-6241, with a related proceeding styled In re MuscleTech Research and Development, Inc., et al., Case No. 06 Civ 538 (JSR) and pending in district court in the Southern District of New York pursuant to chapter 15 of title 11 of the United States Code. The Company believes that the pending Andro Actions are related to MuscleTech’s bankruptcy case by virtue of the fact that MuscleTech is contractually obligated to indemnify the Company for certain liabilities arising from the standard product indemnity stated in the Company’s purchase order terms and conditions or otherwise under state law. The Company’s requests to remove, transfer and consolidate the Andro Actions to federal court are pending before the respective federal districts court.
Based upon the information available to the Company at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class will be published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC gold card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt as proof of purchase. If a person purchased the product, but does not have a cash register receipt, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period after the settlement is final. The Company will issue a maximum of 5.0 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement the Company will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the first quarter 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement is July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006.
          Franklin Publications. On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations.
          Visa/MasterCard antitrust litigation. The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and expects to collect this settlement in 2006.
Pennsylvania Claim
          The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and does not agree with the assessment. The subsidiary filed an appeal, is waiting for a response and will vigorously defend against the assessment.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 7. STOCK-BASED COMPENSATION PLANS
          On December 5, 2003 the Board of Directors of the Company (the “Board”) approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of Common Stock reserved and available for the Plan is 4.0 million shares. Stock options under the Plan generally are granted at fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. If stock options are granted at an exercise price that is less than fair market value at the date of grant, compensation expense is recognized immediately for the intrinsic value. As of March 31, 2006 there were 2.8 million outstanding stock options under the Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of March 31, 2006.
          The following table outlines total stock options activity under the Plan:

		Weighted
		Average Exercise	Aggregate
	Total Options	Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2005	2,757,150	$6.00
Granted	92,500	9.36

Outstanding at March 31, 2006 (unaudited)	2,849,650	6.11	$10,394

Exercisable at March 31, 2006 (unaudited)	1,456,386	$6.06	$5,396

          The Company adopted SFAS No. 123(R), effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R), which is consistent with disclosures previously included in prior year financial statements under SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure”, (“SFAS No. 148”). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of the date of adoption of SFAS No 123(R), the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $4.4 million and at March 31, 2006 was $4.0 million and is expected to be recognized over a weighted average period of approximately 2.0 years.
          As of March 31, 2006, the weighted average remaining contractual life of outstanding options was 5.8 years and the weighted average remaining contractual life of exercisable options was 5.5 years. The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005 was $5.15 and $3.89, respectively. There were no options exercised for the three months ended March 31, 2006 and 2005.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the quarter ended March 31, 2006 includes $0.4 million of stock option expense recorded as a result of the adoption of SFAS No. 123(R).
          As stated above, SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made as of March 31, 2006 and 2005 were as follows:

	March 31,	March 31,
	2006	2005
	(unaudited)
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	22.00%	24.00%
Discount rate	4.82%	4.18%

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.
          Prior to the adoption of SFAS No. 123(R) and as permitted under SFAS No. 123 the Company measured compensation expense related to stock options in accordance with Accounting Principles Board (“APB”) No. 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the fair market value method in SFAS No. 123, its net income for the three ended March 31, 2005 would be reduced to the pro forma amounts indicated below:

Three Months
Ended
March 31,
2005
(unaudited)
(in thousands)
Net income as reported	$2,736
Less: total stock-based employee compensation costs determined using fair value method, net of tax	(313)

Adjusted net income	$2,423

NOTE 8. SEGMENTS
          The following operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada and sales generated through gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)

	Three Months ended March 31,
	2006	2005
	(unaudited)
	(in thousands)
Revenue:
Retail	$294,890	$255,252
Franchise	60,337	52,627
Manufacturing/Wholesale:
Intersegment (1)	43,931	45,049
Third Party	31,665	28,556

Sub total Manufacturing/Wholesale	75,596	73,605
Sub total segment revenues	430,823	381,484
Intersegment elimination (1)	(43,931)	(45,049)

Total revenue	$386,892	$336,435

(1) Intersegment revenues are eliminated from consolidated revenue.

Operating income:
Retail	$35,263	$17,906
Franchise	16,088	10,843
Manufacturing/Wholesale	11,159	12,059
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12,846)	(12,659)
Corporate costs	(21,810)	(12,895)
Other income	—	2,500

Sub total unallocated corporate and other (costs) income	(34,656)	(23,054)

Total operating income	$27,854	$17,754

	March 31,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Total assets
Retail	$466,317	$441,364
Franchise	291,968	290,092
Manufacturing / Wholesale	157,050	148,445
Corporate / Other	106,846	143,930

Total assets	$1,022,181	$1,023,831

NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of March 31, 2006 and December 31, 2005, the Company’s debt included Centers’ senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by the Company and its domestic subsidiaries. The Senior Notes are general unsecured obligations of Centers and rank secondary to Centers’ senior credit facility and are senior in right of payment to all existing and future subordinated obligations of Centers, including Centers Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of Centers’ existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of Centers’ domestic subsidiaries and rank secondary to Center’s senior credit facility and Senior Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are wholly owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company, Centers as the issuer, and the combined guarantor and non-guarantor subsidiaries as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
March 31, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$40,342	$3,948	$—	$44,290
Receivables, net	—	—	76,131	876	—	77,007
Intercompany receivables	—	1,893	33,079	—	(34,972)	—
Inventories, net	—	—	325,647	14,281	—	339,928
Other current assets	—	340	38,672	4,852	—	43,864

Total current assets	—	2,233	513,871	23,957	(34,972)	505,089

Goodwill	—	—	79,646	942	—	80,588
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	154,334	20,371	—	174,705
Investment in subsidiaries	302,427	771,829	8,057	—	(1,082,313)	—
Other assets	—	15,596	42,912	71	(8,780)	49,799

Total assets	$302,427	$789,658	$1,007,820	$48,341	$(1,126,065)	$1,022,181

Current liabilities
Current liabilities	$(144)	$6,334	$224,255	$9,669	$—	$240,114
Intercompany payables	1,893	20,955	1,093	11,031	(34,972)	—

Total current liabilities	1,749	27,289	225,348	20,700	(34,972)	240,114

Long-term debt	—	459,942	—	19,548	(8,780)	470,710
Other long-term liabilities	—	—	10,643	36	—	10,679

Total liabilities	1,749	487,231	235,991	40,284	(43,752)	721,503
Cumulative redeemable exchangeable preferred stock	130,982	—	—	—	—	130,982
Total stockholders’ equity (deficit)	169,696	302,427	771,829	8,057	(1,082,313)	169,696

Total liabilities and stockholders’ equity (deficit)	$302,427	$789,658	$1,007,820	$48,341	$(1,126,065)	$1,022,181

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
December 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Current assets
Cash and cash equivalents	$—	$—	$83,143	$2,870	$—	$86,013
Receivables, net	—	—	69,518	1,112	—	70,630
Intercompany receivables	—	1,809	33,079	—	(34,888)	—
Inventories, net	—	—	283,511	14,655	—	298,166
Other current assets	—	97	39,825	4,765	—	44,687

Total current assets	—	1,906	509,076	23,402	(34,888)	499,496

Goodwill	—	—	79,167	942	—	80,109
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	158,877	20,605	—	179,482
Investment in subsidiaries	340,880	809,105	7,081	—	(1,157,066)	—
Other assets	—	16,331	45,120	73	(8,780)	52,744

Total assets	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

Current liabilities
Current liabilities	$(118)	$5,801	$188,362	$8,462	$—	$202,507
Intercompany payables	1,809	20,474	—	12,605	(34,888)	—

Total current liabilities	1,691	26,275	188,362	21,067	(34,888)	202,507

Long-term debt	—	460,187	—	19,837	(8,780)	471,244
Other long-term liabilities	—	—	10,854	37	—	10,891

Total liabilities	1,691	486,462	199,216	40,941	(43,668)	684,642
Cumulative redeemable exchangeable preferred stock	127,115	—	—	—	—	127,115
Total stockholders’ equity (deficit)	212,074	340,880	809,105	7,081	(1,157,066)	212,074

Total liabilities and stockholders’ equity (deficit)	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$369,164	$20,896	$(3,168)	$386,892

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	245,126	14,914	(3,168)	256,872

Gross profit	—	—	124,038	5,982	—	130,020

Compensation and related benefits	—	—	62,600	3,252	—	65,852
Advertising and promotion	—	—	15,745	94	—	15,839
Other selling, general and administrative	92	1,029	19,414	528	—	21,063
Subsidiary (income) loss	(11,493)	(12,603)	(1,596)	—	25,692	—
Other expense (income)	—	—	26	(614)	—	(588)

Operating income (loss)	11,401	11,574	27,849	2,722	(25,692)	27,854

Interest expense, net	—	735	8,558	383	—	9,676

Income (loss) before income taxes	11,401	10,839	19,291	2,339	(25,692)	18,178

Income tax (benefit) expense	(34)	(654)	6,688	743	—	6,743

Net income (loss)	$11,435	$11,493	$12,603	$1,596	$(25,692)	$11,435

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Revenue	$—	$—	$322,346	$17,685	$(3,596)	$336,435

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	220,927	13,125	(3,596)	230,456

Gross profit	—	—	101,419	4,560	—	105,979

Compensation and related benefits	—	—	54,321	2,993	—	57,314
Advertising and promotion	—	—	14,483	118	—	14,601
Other selling, general and administrative	93	478	17,930	414	—	18,915
Subsidiary (income) loss	(2,795)	(6,022)	(810)	—	9,627	—
Other income	—	—	(2,510)	(95)	—	(2,605)

Operating income (loss)	2,702	5,544	18,005	1,130	(9,627)	17,754

Interest expense, net	—	4,574	8,571	326	—	13,471

Income (loss) before income taxes	2,702	970	9,434	804	(9,627)	4,283

Income tax (benefit) expense	(34)	(1,825)	3,412	(6)	—	1,547

Net income (loss)	$2,736	$2,795	$6,022	$810	$(9,627)	$2,736

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$—	$10,778	$1,695	$12,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(3,357)	(335)	(3,692)
Investment/distribution	—	50,247	(50,247)	—	—
Other investing	—	—	(131)	—	(131)

Net cash provided by (used in) investing activities	—	50,247	(53,735)	(335)	(3,823)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	68	(68)	—	—	—
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	(49,934)	—	—	(49,934)
Repurchase/retirement of common stock	(68)	—	—	—	(68)
Payments on long-term debt	—	(245)	—	(272)	(517)
Other financing	—	—	156	—	156

Net cash (used in) provided by financing activities	—	(50,247)	156	(272)	(50,363)

Effect of exchange rate on cash	—	—	—	(10)	(10)

Net (decrease) increase in cash	—	—	(42,801)	1,078	(41,723)

Beginning balance, cash	—	—	83,143	2,870	86,013

Ending balance, cash	$—	$—	$40,342	$3,948	$44,290

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined	Combined
			Guarantor	Non-Guarantor
Three months ended March 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$4,201	$30,373	$966	$35,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(4,361)	(22)	(4,383)
Investment/distribution	—	35,245	(35,245)	—	—
Other investing	—	—	(558)	—	(558)

Net cash provided by (used in) investing activities	—	35,245	(40,164)	(22)	(4,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	416	(416)	—	—	—
Repurchase/retirement of common stock	(416)	—	—	—	(416)
Payments on long-term debt	—	(185,245)	—	(246)	(185,491)
Proceeds from senior notes issuance	—	150,000	—	—	150,000
Other financing	—	(3,785)	1,760	—	(2,025)

Net cash (used in) provided by financing activities	—	(39,446)	1,760	(246)	(37,932)

Effect of exchange rate on cash	—	—	—	(63)	(63)

Net (decrease) increase in cash	—	—	(8,031)	635	(7,396)

Beginning balance, cash	—	—	82,722	2,439	85,161

Ending balance, cash	$—	$—	$74,691	$3,074	$77,765

GNC CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Item 1, “Financial Statements” in Part I of this quarterly report on Form 10-Q (the “Report”).
Forward-Looking Statements
          The discussion in this section contains forward-looking statements that involve risks and uncertainties. Forward-looking statements may relate to our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, and other information that is not historical information. Forward-looking statements can be identified by the use of terminology such as “subject to,” “believes,” “anticipates,” “plans,” “expects,” “intends,” “estimates,” “projects,” “may,” “will,” “should,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain, we may not realize our expectations and our beliefs may not prove correct. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Actual results could differ materially from those described or implied by the forward-looking statements contained herein due to significant competition, unfavorable publicity or consumer perception of our products, material products liability claims, compliance with governmental regulations, unprofitable franchisees, risks associated with our international operations, our failure to keep pace with the demands of our customers for new products and services, manufacturing disruptions, increases in insurance claims, loss of key management, increases in the cost or availability of capital, impact of our substantial debt on operating income and ability to grow, failure to adequately protect or enforce our intellectual property rights and other important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained herein. See Item 1A, “Risk Factors” included in Part II of this Report.
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
Executive Overview
          In 2005, we undertook major strategic initiatives to rebuild the business and to establish a foundation for stronger future performance. These initiatives included implementation of a national pricing structure, execution of a national and more diversified marketing program focused on competitive pricing on key products, improved cost control, and a realignment of the franchise system with Company strategies.
          We also implemented structural changes, aligning merchandising, marketing, store operations and product development in order to provide customers with a more consistent shopping experience and to establish a culture focused on merchandising. In the first three months of 2006, we continued to focus on these strategies, and continued to see favorable results.
Execution of these initiatives produced many improvements, including:
•	Continued improvements in comparable same store sales, as the domestic company-owned stores, including sales from the internet, posted a 14.5% increase over the prior year.

•	Continued operational improvements in the domestic franchise stores, which posted a second consecutive quarter of positive comparable same store sales, and steady improvements throughout the quarter.

•	Continued leveraging of expenses within all business units, as strong expense control, coupled with increased sales and margins, allowed for a greater percentage of margin dollars to contribute to net income.
Results of Operations
          The information presented below for the three months ended March 31, 2006 and 2005 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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

GNC CORPORATION AND SUBSIDIARIES
          We calculate our comparable “same store” sales growth to exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Beginning in 2006, we also include our internet sales, as generated through gnc.com and drugstore.com, in our comparable “same store” sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall, the store continues to be treated as a comparable same store. Company-owned and domestic franchised comparable same store sales have been calculated on a calendar basis for all periods presented.
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended
	March 31,
	2006		2005
		(unaudited)
Revenues:
Retail	$294.9	76.2%	$255.2	75.9%
Franchise	60.3	15.6%	52.6	15.6%
Manufacturing / Wholesale	31.7	8.2%	28.6	8.5%

Total net revenues	386.9	100.0%	336.4	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	256.9	66.4%	230.4	68.5%
Compensation and related benefits	65.9	17.0%	57.3	17.0%
Advertising and promotion	15.8	4.1%	14.6	4.3%
Other selling, general and administrative expenses	20.0	5.2%	17.9	5.3%
Amortization expense	1.0	0.3%	1.0	0.3%
Foreign currency gain	(0.6)	-0.2%	(0.1)	0.0%
Other income	—	0.0%	(2.5)	-0.7%

Total operating expenses	359.0	92.8%	318.6	94.7%

Operating income:
Retail	35.3	9.1%	17.9	5.3%
Franchise	16.1	4.2%	10.8	3.2%
Manufacturing / Wholesale	11.2	2.9%	12.1	3.6%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12.8)	-3.3%	(12.7)	-3.7%
Corporate costs	(21.9)	-5.7%	(12.8)	-3.8%
Other income	—	0.0%	2.5	0.7%

Subtotal unallocated corporate and other costs net	(34.7)	-9.0%	(23.0)	-6.8%

Total operating income	27.9	7.2%	17.8	5.3%

Interest expense, net	9.7		13.5

Income before income taxes	18.2		4.3

Income tax expense	6.8		1.6

Net income	$11.4		$2.7

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the rounded numbers in the table above and could differ slightly if the whole dollars were used for these calculations.

GNC CORPORATION AND SUBSIDIARIES
Comparison of the Three months ended March 31, 2006 and 2005
     Revenues
          Our consolidated net revenues increased $50.5 million, or 15.0%, to $386.9 million for the three months ended March 31, 2006 compared to $336.4 million for the same period in 2005. The increase was primarily the result of increased comparable same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to a higher demand from our third party customers for certain soft-gelatin products.
          Retail. Revenues in our Retail segment increased $39.7 million, or 15.6%, to $294.9 million for the three months ended March 31, 2006 compared to $255.2 million for the same period in 2005. Included as part of the revenue increase was $3.8 million in revenue for sales through gnc.com, which started selling products on December 28, 2005. Sales increases occurred in all major product categories, including VMHS, sports nutrition, and diet. Our domestic company-owned comparable same store sales, including our internet sales, improved for the quarter by 14.5%. Corporate store sales reflect the benefit of an extra day compared with the first quarter of 2005 due to the Easter holiday occurring in March in 2005. This effect added 0.6% to the corporate comparable same store growth.
          Similar to the sales trends in our domestic company-owned stores, our Canadian company-owned stores had improved comparable same store sales of 16.6% in the first quarter of 2006. Our company-owned store base increased by 20 stores to 2,529 domestically, and our Canadian store base declined by three stores to 132 at March 31, 2006 compared to March 31, 2005.
          Franchise. Revenues in our Franchise segment increased $7.7 million, or 14.6%, to $60.3 million for the three months ended March 31, 2006, compared to $52.6 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales to the domestic franchisees of $6.8 million and $0.8 million to the international franchisees, and an increase in other revenue of $0.1 million. Our domestic franchise stores recognized improved retail sales for the three months ended March 31, 2006, as evidenced by an increase in comparable same store sales for these stores of 7.3%. Franchise store sales reflect the benefit of an extra day compared with the first quarter of 2005 due to the Easter holiday occurring in March in 2005. This effect added 0.6% to the franchise comparable same store growth. Our domestic franchise store base declined by 138 stores to 1,123 at March 31, 2006, from 1,261 at March 31, 2005. Our international franchise store base increased by 100 stores to 873 at March 31, 2006 compared to 773 at March 31, 2005.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, increased $3.1 million or 10.8%, to $31.7 million for the three months ended March 31, 2006 compared to $28.6 million for the same period in 2005. This increase occurred primarily in the Greenville, South Carolina plant, which had an increase of $2.3 million, principally as a result of increased sales of soft-gelatin products. We also had an increase of $1.1 million in sales to Rite Aid. These increases were partially offset by decreased sales to drugstore.com of $0.3 million.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $26.5 million, or 11.5%, to $256.9 million for the three months ended March 31, 2006 compared to $230.4 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, were 66.4% compared to 68.5% for the three months ended March 31, 2006 and 2005, respectively.
          Product costs. Product costs increased $24.4 million, or 14.4%, to $194.1 million for the three months ended March 31, 2006 compared to $169.7 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 50.2% compared to 50.4% for the three months ended March 31, 2006 and 2005, respectively. This improvement was due to increased volume in our Retail segment, which carries a higher margin than the Franchise and Manufacturing/Wholesale segments.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.3 million, or 2.3%, to $13.3 million for the three months ended March 31, 2006 compared to $13.0 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of outside carriers, offset by cost savings in wages, benefits and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% compared to 3.9% for the three months ended March 31, 2006 and 2005, respectively.
          Occupancy costs. Occupancy costs increased $1.8 million, or 3.8%, to $49.5 million for the three months ended March 31, 2006 compared to $47.7 million for the same period in 2005. This increase was the result of higher lease-related costs of $1.8 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% compared to 14.2% for the three months ended March 31, 2006 and 2005, respectively.

GNC CORPORATION AND SUBSIDIARIES
     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $11.9 million, or 13.1%, to $102.7 million, for the three months ended March 31, 2006 compared to $90.8 million for the same period in 2005. These expenses, as a percentage of net revenue, were 26.6% compared to 27.0% for the three months ended March 31, 2006 and 2005, respectively.
          Compensation and related benefits. Compensation and related benefits increased $8.6 million, or 15.0%, to $65.9 million for the three months ended March 31, 2006 compared to $57.3 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $7.3 million, a portion of which related to a discretionary payment to employee stock option holders of $4.2 million and accruals for incentive payments of $2.7 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes, of $1.1 million; and (3) non-cash compensation expense of $0.6 million. These increases were partially offset by decreased severance costs of $0.5 million.
          Advertising and promotion. Advertising and promotion expenses increased $1.2 million, or 8.2%, to $15.8 million for the three months ended March 31, 2006 compared to $14.6 million during the same period in 2005. Advertising expense increased as a result of an increase in print and television advertising of $1.8 million, offset by decreases in other advertising related expenses of $0.6 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $2.1 million, or 11.1%, to $21.0 million for the three months ended March 31, 2006 compared to $18.9 million for the same period in 2005. This increase was due to the following: (1) increases in professional expenses of $1.9 million, a portion of which related to a discretionary payment made to our non-employee option holders for $0.6 million; (2) increases in fulfillment fee expense on our internet sales through gnc.com of $1.0 million; (3) an increase in credit card fees of $0.6 million; and (4) an increase in other SG&A expenses of $0.3 million. These were partially offset by a $1.8 million decrease in bad debt expense.
     Foreign Currency Gain
          We recognized a consolidated foreign currency gain of $0.6 million in the three months ended March 31, 2006 compared to a gain of $0.1 million for the year ended December 31, 2005. These gains resulted primarily from accounts payable activity with our Canadian subsidiary.
     Other Income and Expense
          Other income for the three months ended March 31, 2005 includes a transaction fee of $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $10.1 million or 56.7%, to $27.9 million for the three months ended March 31, 2006 compared to $17.8 million for the same period in 2005. Operating income, as a percentage of net revenue, was 7.2% compared to 5.3% for the three months ended March 31, 2006 and 2005, respectively.
          Retail. Operating income increased $17.4 million, or 97.2%, to $35.3 million for the three months ended March 31, 2006 compared to $17.9 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all product categories.
          Franchise. Operating income increased $5.3 million, or 49.1%, to $16.1 million for the three months ended March 31, 2006 compared to $10.8 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our franchisees, despite a reduced number of operating franchisees domestically, and a reduction in bad debt expense.
          Manufacturing/Wholesale. Operating income decreased $0.9 million, or 7.4%, to $11.2 million for the three months ended March 31, 2006 compared to $12.1 million for the same period in 2005. This decrease was primarily the result of a decrease in manufacturing variances at our South Carolina facility when compared with the prior year, as production at the plant was at a high point in the prior year. Production is now more evenly spread over the year.
          Warehousing & Distribution Costs. Unallocated warehousing and distribution costs increased $0.1 million, or 0.8%, to $12.8 million for the three months ended March 31, 2006 compared to $12.7 million for the same period in 2005. This increase was primarily a result of increased fuel costs, offset by reduced wages and other operating expenses in our distribution centers.

GNC CORPORATION AND SUBSIDIARIES
          Corporate Costs. Corporate overhead cost increased $9.1 million, or 71.1%, to $21.9 million for the three months ended March 31, 2006 compared to $12.8 million for the same period in 2005. This increase was primarily the result of the discretionary payment made to stock option holders in 2006, increases in incentive accrual expense, and increased other professional fees.
          Other. Other income for the three months ended March 31, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
     Interest Expense
          Interest expense decreased $3.8 million, or 28.1%, to $9.7 million for the three months ended March 31, 2006 compared to $13.5 million for the same period in 2005. This decrease was primarily attributable to the write-off of $3.9 million of deferred financing fees in the first quarter of 2005 resulting from the early extinguishment of debt.
     Income Tax Expense
          We recognized $6.8 million of consolidated income tax expense during the three months ended March 31, 2006 compared to $1.6 million for the same period of 2005. The increased tax expense for the three months ended March 31, 2006, was the result of an increase in income before income taxes of $13.9 million. The effective tax rate for the three months ended March 31, 2006 was 37.1%, compared to 36.1% for the same period in 2005. The increase in the effective tax rate was primarily related to changes in the amounts of various permanent differences.
     Net Income
          As a result of the foregoing, consolidated net income increased $8.7 million or 317.9%, to $11.4 million for the three months ended March 31, 2006 compared to $2.7 million for the same period in 2005. Net income, as a percentage of net revenue, was 2.9% compared to 0.8% for the three months ended March 31, 2006 and 2005, respectively.

GNC CORPORATION AND SUBSIDIARIES
Liquidity and Capital Resources
          At March 31, 2006, we had $44.3 million in cash and cash equivalents and $265.0 million in working capital compared with $77.8 million in cash and cash equivalents and $263.9 million in working capital at March 31, 2005. The $1.1 million increase in working capital was primarily driven by an increase in inventory and accounts receivable offset by a reduction in cash for a restricted payment to the common stock holders.
     Cash Provided by Operating Activities
          Cash provided by operating activities was $12.5 million and $35.5 million for the three months ended March 31, 2006 and 2005, respectively. The primary reason for the decrease was changes in working capital accounts offset by an increase in net income. Net income increased $8.7 million for the year ended March 31, 2006 compared with the same period in 2005.
          For the three months ended March 31, 2006, inventory increased $42.2 million, as a result of increases in our finished goods, bulk inventory, and packaging supplies and a decrease in our reserves. Inventory was increased in the first quarter 2006 to support our increased sales in all business segments, to ensure an in-stock position of our top-selling products, and to provide new products to our customers. Primarily as a result of the increase in inventory, accounts payable increased by $25.8 million for the three months ended March 31, 2006. Accounts receivable increased by $7.0 million for the three months ended March 31, 2006 primarily due to increased wholesale sales to franchisees and increased third-party sales by our Greenville, South Carolina plant. Accrued taxes increased by $6.6 million for the three months ended March 31, 2006 due to the increase in net income. Additionally, we had a prepaid tax that was utilized for the three months ended March 31, 2005.
          For the three months ended March 31, 2005, inventory increased $23.2 million, to support our strategy of ensuring our top-selling products are always in stock. Primarily as a result of the increase in inventory, accounts payable increased by $26.2 million for the three months ended March 31, 2005. Accrued interest for the three months ended March 31, 2005 increased $7.2 million due to the January 2005 issuance of the $150.0 million Senior Notes, which has interest payable semi-annually on January 15 and July 15 each year.
     Cash Used in Investing Activities
          We used cash from investing activities of $3.8 million and $4.9 million for the three months ended March 31, 2006, and 2005, respectively. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $3.7 million and $4.4 million during for the three months ended March 31, 2006 and 2005, respectively.
     Cash Used in Financing Activities
          We used cash in financing activities of approximately $50.4 million for the three months ended March 31, 2006. In March 2006, Centers made a restricted payment to the holders of our Common Stock for $49.9 million. This payment was determined to be in compliance with Centers’ debt covenants and the terms of GNC’s 12% Series A Exchangeable Preferred Stock as a one-time total payment. For the three months ended March 31, 2006, we also paid down an additional $0.5 million of debt.
          We used cash in financing activities of approximately $37.9 million for the three months ended March 31, 2005. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, and used the net proceeds of $145.6 million from this issuance, together with $39.4 million of cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. We also paid $3.8 million in fees related to the Senior Notes offering and paid down an additional $0.5 million of our debt.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. At March 31, 2006, we had $65.1 million available under our revolving credit facility, after giving effect to $9.9 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient to meet our future operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our indebtedness and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We believe that we have complied with our covenant reporting and compliance in all material respects for the three months ended March 31, 2006.
Contractual Obligations
          At March 31, 2006 there were no material changes in our December 31, 2005 contractual obligations.

GNC CORPORATION AND SUBSIDIARIES
Off Balance Sheet Arrangements
          As of March 31, 2006 and 2005, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of March 31, 2006 and December 31, 2005, the available credit balance was $8.9 million, and $9.5 million, respectively. The barter credits are available for use through April 1, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          We adopted SFAS No. 123(R) effective January 1, 2006. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure on the effects of adoption and the valuation method and assumptions applied to current period stock option grants.
          There have been no other material changes to our critical accounting estimates since December 31, 2005.
Recently Issued Accounting Pronouncements
          In December 2004, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS No. 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for us starting January 1, 2006 and the Company elected to use the modified prospective application method. The impact of this statement on our consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of March 31, 2006, we expect compensation expense, net of tax, of $1.0 million to $2.0 million for the year ended December 31, 2006. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure.
          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin (“ARB”) No. 43, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted this standard starting January 1, 2006 and the adoption did not have a significant impact on our consolidated financial statements or results of operations.

GNC CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          At March 31, 2006 there were no material changes in our December 31, 2005 market risks relating to interest and foreign exchange rates.
Item 4. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Item 1. Legal Proceedings.
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
          As a manufacturer and retailer of nutritional supplements and other consumer products that are ingested by consumers or applied to their bodies, the Company has been and is currently subjected to various product liability claims. Although the effects of these claims to date have not been material to us, it is possible that current and future product liability claims could have a material adverse impact on its financial condition and operating results. The Company currently maintains product liability insurance with a deductible/retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. The Company typically seeks and has obtained contractual indemnification from most parties that supply raw materials for its products or that manufacture or market products it sells. The Company also typically seeks to be added, and has been added, as additional insured under most of such parties’ insurance policies. The Company is also entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra or Kava Kava sold prior to December 5, 2003. However, any such indemnification or insurance is limited by its terms and any such indemnification, as a practical matter, is limited to the creditworthiness of the indemnifying party and its insurer, and the absence of significant defenses by the insurers. The Company may incur material product liability claims, which could increase its costs and adversely affect its reputation, revenues and operating income.
          Ephedra (Ephedrine Alkaloids). As of March 31, 2006, the Company has been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
          Pro-Hormone/Androstenedione Cases. The Company is currently defending itself in connection with certain class action lawsuits (the “Andro Actions”) relating to the sale by GNC of certain nutritional products alleged to contain the ingredients commonly known as Androstenedione, Androstenediol, Norandrostenedione, and Norandrostenediol (collectively “Andro Products”). In each case, plaintiffs seek to certify a class and obtain damages on behalf of the class representatives and all those similarly-situated who purchased certain nutritional supplements from the Company alleged to contain Andro Products. The original state court proceedings for the Andro Actions include the following:
Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law § 349 (misleading and deceptive trade practices), and violation of General Business Law § 350 (false advertising). On July 2, 2003, the Court granted part of the Company’s motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the Company’s motion for summary judgment and Plaintiffs’ motion for class certification, both of which remain pending.
Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing claims and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the Court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

GNC CORPORATION AND SUBSIDIARIES
Shawn Brown, Ozan Cirak, Thomas Hannon, and Luke Smith v. General Nutrition Companies, Inc. (previously pending in the 15th Judicial Circuit Court, Palm Beach County, Florida, Index. No. CA-02-14221AB). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about November 27, 2002, alleged claims for violations of Florida Deceptive and Unfair Trade Practices Act, unjust enrichment, and violation of Florida Civil Remedies for Criminal Practices Act. These claims remain pending.
Abrams, et al. v. General Nutrition Companies, Inc., et al., previously pending in the Common Pleas Court of Philadelphia County, Philadelphia, Class Action No. 02-703886). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 8, 2003, alleged claims for violations of the Unfair Trade Practices and Consumer Protection Law, and unjust enrichment. The court denied the Plaintiffs’ motion for class certification, and that order has been affirmed on appeal. Plaintiffs thereafter filed a petition in the Pennsylvania Supreme Court asking that the court consider an appeal of the order denying class certification. The Pennsylvania Supreme Court has not yet ruled on the petition.
David Pio and Ty Stephens, individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc., previously pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 02-CH-14122). Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 4, 2004, alleged claims for violations of Illinois Consumer Fraud Act, and unjust enrichment. The motion for class certification was stricken, but the court afforded leave to the Plaintiffs to file another motion. Plaintiffs have not yet filed another motion.
Santiago Guzman, individually, on behalf of all others similarly situated, and on behalf of the general public v. General Nutrition Companies, Inc., previously pending on the California Judicial Counsel Coordination Proceeding No. 4363, Los Angeles County Superior Court). Plaintiffs filed this putative class action on or about February 17, 2004. The Amended Complaint, filed on or about May 26, 2005, alleged claims for violations of the Consumers Legal Remedies Act, violation of the Unfair Competition Act, and unjust enrichment. These claims remain pending.
          On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. Simultaneously, the Company filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York so that they may be consolidated with the recently-commenced bankruptcy case of MuscleTech Research and Development, Inc. and certain of its affiliates (collectively, “MuscleTech”), which is currently pending in the Superior Court of Justice, Ontario, Canada under the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended, Case No. 06-CL-6241, with a related proceeding styled In re MuscleTech Research and Development, Inc., et al., Case No. 06 Civ 538 (JSR) and pending in district court in the Southern District of New York pursuant to chapter 15 of title 11 of the United States Code. The Company believes that the pending Andro Actions are related to MuscleTech’s bankruptcy case by virtue of the fact that MuscleTech is contractually obligated to indemnify the Company for certain liabilities arising from the standard product indemnity stated in the Company’s purchase order terms and conditions or otherwise under state law. The Company’s requests to remove, transfer and consolidate the Andro Actions to federal court are pending before the respective federal districts court.
          Based upon the information available to us at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations.
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class will be published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC gold card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt as proof of purchase. If a person purchased the product, but does not have a cash register receipt, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period after the settlement is final. The Company will issue a maximum of five million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement GNC will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the first quarter 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement is July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006.

GNC CORPORATION AND SUBSIDIARIES
          Franklin Publications. On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations.
          Visa/MasterCard antitrust litigation. The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and we expect to collect this settlement in 2006.
Pennsylvania Claim
          The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and does not agree with the assessment. The subsidiary filed an appeal, is waiting for a response and will vigorously defend against the assessment.

GNC CORPORATION AND SUBSIDIARIES
Item 1A. Risk Factors.
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
          The U.S. nutritional supplements retail industry is a large, highly fragmented and growing industry, with no single industry participant accounting for majority of total industry retail sales. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail order companies and a variety of other smaller participants. The market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as certain products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, when the trend in favor of low-carbohydrate products developed, we experienced increased competition for our diet products from supermarkets, drug stores, mass merchants and other food companies, which had adversely affected sales of our diet products. Our international competitors also include large international pharmacy chains, major international supermarket chains and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations also compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues and growth prospects.
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
          As a retailer, distributor and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, many of the products we sell are produced by third-party manufacturers. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of March 31, 2006, we have been named as a defendant in 227 pending cases involving the sale of products that contain ephedra. See Item 1, “Legal Proceedings” in this Report. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for

GNC CORPORATION AND SUBSIDIARIES
certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, we are entitled to indemnification from Numico for all of the pending cases.
Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.
          Effective April 17, 2006, Alan Schlesinger was appointed our Executive Vice President and Chief Merchandising Officer and Robert Homler resigned as Executive Vice President and Chief Operating Officer, although Mr. Homler continues to serve as Merchandising Counselor. Effective April 28, 2006, Mr. Schlesinger resigned from his positions. In November 2005, our board of directors appointed Joseph Fortunato, our Chief Operating Officer, as our Chief Executive Officer. In addition, during 2005, two of our then key officers resigned, including our former Chief Executive Officer, who served in that position for approximately five months. These and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
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
          Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. Such developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. Any such developments could increase our costs significantly. For example, legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting and other requirements. Key members of Congress and the dietary supplement industry have indicated that they have reached an agreement to support legislation requiring adverse event reporting. If enacted, new legislation could raise our costs and negatively impact our business. In addition, we expect that the FDA soon will adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See “Business— Government Regulation—Product Regulation” included in our Annual Report on Form 10-K for additional information.
A substantial amount of our revenues are generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.
          As of March 31, 2006 and December 31, 2005, approximately 34% and 35%, respectively, of our retail locations were operated by franchisees. Approximately 16% of our revenues were generated from our franchise operations for the three months ended March 31, 2006 and year ended December 31, 2005. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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

GNC CORPORATION AND SUBSIDIARIES
sustain additional growth internally by attracting new and repeat customers to our existing locations. If we are unable to do so, our revenues and operating income may decline significantly.
Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.
          As of March 31, 2006, we had 873 international franchised stores and distribution operations in 46 international markets. For the three months ended March 31, 2006 and year ended December 31, 2005, 7.9% and 8.2%, respectively, of our revenues were derived from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will exacerbate the effects of these risks. These risks include, among others:
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

GNC CORPORATION AND SUBSIDIARIES
We rely on our manufacturing operations to produce nearly all of the proprietary products we sell. Disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.
          For the three months ended March 31, 2006 and year ended December 31, 2005, our manufacturing operations produced approximately 33% and 35%, respectively, of the products we sold. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. As of March 31, 2006, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative suppliers, our business could be adversely affected. Any significant disruption in our operations at this facility for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          The Company has procured insurance independently for such areas as: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; and (5) ocean marine insurance. The Company is self-insured for such areas as: (1) medical benefits; (2) worker’s compensation coverage in the State of New York, with a stop loss of $250,000; (3) physical damage to the Company’s tractors, trailers and fleet vehicles for field personnel use; and (4) physical damages that may occur at the corporate store locations. We are not insured for certain property and casualty risks due to the frequency and severity of a loss, the cost of insurance and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim were to exceed our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See Item 1, “Legal Proceedings” in this Report.

GNC CORPORATION AND SUBSIDIARIES
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
          Pursuant to our stockholders’ agreement, each of our current stockholders, including GNC Investors, LLC (the “Principal Stockholder”), has irrevocably granted to, and has appointed, Apollo Investment Fund V, L.P. (“Apollo Investment V”) as its proxy and attorney-in-fact to vote all of the shares of our Common Stock held by such stockholder at any time for all matters subject to the vote of the stockholders in the manner determined by Apollo Investment V in its sole and absolute discretion, whether at any meeting of the stockholders or by written consent or otherwise. The proxy remains in effect for so long as Apollo Investment V, together with related co-investment entities, and our Principal Stockholder in certain circumstances, own at least 2,100,000 shares of our Common Stock. As a result, Apollo Investment V, through Apollo Management V L.P. as its manager, will be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and it will have significant control over our management and policies. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.
Risks Related to Our Substantial Indebtedness
Our substantial indebtedness could adversely affect our financial condition and otherwise adversely impact our operating income and growth prospects.
          As of March 31, 2006, our total indebtedness was approximately $472.8 million, and we had an additional $65.1 million available for borrowing on a secured basis under our $75.0 million revolving credit facility after giving effect to the use of $9.9 million of the revolving credit facility to secure letters of credit.
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
          If we are unable to meet our obligations with respect to our indebtedness, we could be forced to restructure or refinance our indebtedness, seek equity financing or sell assets. If we are unable to restructure, refinance or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of March 31, 2006, substantially all of our indebtedness described above was subject to acceleration clauses. A default on any of our indebtedness obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of such indebtedness, we may not be able to make payments under our indebtedness.

GNC CORPORATION AND SUBSIDIARIES
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

GNC CORPORATION AND SUBSIDIARIES
Item 6. Exhibits.

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

GNC CORPORATION
(Registrant)

May 5, 2006	/s/ Joseph M. Fortunato

Joseph M. Fortunato
President and Chief Executive Officer
(principal executive officer)

May 5, 2006	/s/ Curtis J. Larrimer

Curtis J. Larrimer
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)