Form 10-Q
period 2006-06-30
GNC CORP
filed 2006-08-04
CIK 1273886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

As of August 1, 2006, 50,563,948 shares of the GNC Corporation’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

		Page

Explanatory Note		2

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005	3
	Unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005	4
	Unaudited Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2006	5
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	6
	Summarized Notes to Unaudited Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6.	Exhibits	53
Signatures
EX-31.1
EX-31.2
EX-32.1

EXPLANATORY NOTE

On July 27, 2006, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Amended and Restated Certificate of Incorporation authorized each issued and outstanding share of our common stock to be split in a ratio of 1.707 for one (the “Stock Split”) effective as of July 27, 2006. No fractional shares of common stock will be issued as a result of the Stock Split. Unless otherwise indicated, all references to the number of shares in this report have been adjusted to reflect the stock split on a retroactive basis.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

GNC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005*
	(Unaudited)
	(In thousands,
	except share data)

Current assets:
Cash and cash equivalents	$57,478	$86,013
Receivables, net of reserve of $6,249 and $8,898, respectively	84,973	70,630
Inventories, net (Note 3)	300,047	298,166
Deferred tax assets, net	13,862	13,861
Other current assets	30,096	30,826

Total current assets	486,456	499,496
Long-term assets:
Goodwill (Note 4)	80,977	80,109
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	25,260	26,460
Property, plant and equipment, net	172,276	179,482
Deferred financing fees, net	14,647	16,125
Deferred tax assets, net	45	45
Other long-term assets	7,395	10,114

Total long-term assets	512,600	524,335

Total assets	$999,056	$1,023,831

Current liabilities:
Accounts payable, includes cash overdraft of $2,962 and $5,063, respectively	$90,068	$104,595
Accrued payroll and related liabilities	25,202	20,812
Accrued income taxes	5,877	2,280
Accrued interest	7,844	7,877
Current portion, long-term debt	2,147	2,117
Other current liabilities	71,333	64,826

Total current liabilities	202,471	202,507
Long-term liabilities:
Long-term debt	470,192	471,244
Other long-term liabilities	10,952	10,891

Total long-term liabilities	481,144	482,135

Total liabilities	683,615	684,642
Cumulative redeemable exchangeable preferred stock, $0.01 par value, 110,000 shares authorized, 100,000 shares issued and outstanding (liquidation preference of $144,131 and $136,349, respectively)	134,963	127,115
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized, 50,563,948 and 50,422,054 shares issued and outstanding, respectively	506	504
Paid-in-capital	129,180	177,407
Retained earnings	49,612	32,939
Accumulated other comprehensive income	1,180	1,224

Total stockholders’ equity	180,478	212,074

Total liabilities and stockholders’ equity	$999,056	$1,023,831

*	Footnotes summarized from the Audited Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Revenue	$382,772	$333,347	$769,664	$669,782
Cost of sales, including costs of warehousing, distribution and occupancy	253,328	223,724	510,200	454,180

Gross profit	129,444	109,623	259,464	215,602
Compensation and related benefits	60,617	56,229	126,469	113,543
Advertising and promotion	14,516	13,540	30,355	28,141
Other selling, general and administrative	23,498	18,814	44,561	37,729
Foreign currency (gain) loss	(114)	48	(702)	(57)
Other income	—	—	—	(2,500)

Operating income	30,927	20,992	58,781	38,746
Interest expense, net (Note 5)	10,121	9,805	19,797	23,276

Income before income taxes	20,806	11,187	38,984	15,470
Income tax expense	7,720	4,076	14,463	5,623

Net income	13,086	7,111	24,521	9,847
Other comprehensive income (loss)	576	(270)	(44)	(534)

Comprehensive income	$13,662	$6,841	$24,477	$9,313

Income per share — Basic and Diluted:
Net income	$13,086	$7,111	$24,521	$9,847
Cumulative redeemable exchangeable preferred stock dividends and accretion	(3,981)	(3,541)	(7,848)	(6,980)

Net income available to common stockholders	$9,105	$3,570	$16,673	$2,867

Earnings per share:
Basic	$0.18	$0.07	$0.33	$0.06

Diluted	$0.17	$0.07	$0.32	$0.06

Weighted average shares outstanding:
Basic	50,525,980	50,629,045	50,485,347	50,707,887

Diluted	52,673,972	51,623,785	52,252,720	51,587,027

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
	(In thousands, except share data)

Balance at December 31, 2005	50,422,054	$504	$177,407	$32,939	$1,224	$212,074

Repurchase and retirement of common stock	(28,806)	—	(68)	—	—	(68)
Non-cash stock-based compensation	42,675	—	1,222	—	—	1,222
Exercise of stock options	128,025	2	448	—	—	450
Tax benefit from exercise of stock options	—	—	105	—	—	105
Preferred stock dividends	—	—	—	(7,782)	—	(7,782)
Amortization of preferred stock issuance costs	—	—	—	(66)	—	(66)
Net income	—	—	—	24,521	—	24,521
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	(49,934)	—	—	(49,934)
Foreign currency translation adjustments	—	—	—	—	(44)	(44)

Balance at June 30, 2006 (unaudited)	50,563,948	$506	$129,180	$49,612	$1,180	$180,478

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,521	$9,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17,159	18,372
Deferred fee writedown — early debt extinguishment	—	3,890
Amortization of intangible assets	1,966	1,921
Amortization of deferred financing fees	1,478	1,384
Increase in provision for inventory losses	2,649	3,504
Non-cash stock-based compensation	1,222	—
(Decrease) increase in provision for losses on accounts receivable	(1,577)	2,190
Decrease in net deferred taxes	—	2,404
Changes in assets and liabilities:
Increase in receivables	(14,612)	(6,178)
Increase in inventory, net	(3,275)	(34,038)
Decrease in franchise note receivables, net	2,354	5,370
Decrease in other assets	116	6,875
Decrease in accounts payable	(12,458)	(1,329)
Increase in accrued taxes	3,598	—
(Decrease) increase in interest payable	(34)	5,858
Increase (decrease) in accrued liabilities	10,825	(1,500)

Net cash provided by operating activities	33,932	18,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,434)	(8,915)
Store acquisition costs	(359)	(1,105)

Net cash used in investing activities	(9,793)	(10,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	(49,934)	—
Repurchase and retirement of common stock	(68)	(416)
Proceeds from exercised stock options	450	—
Tax benefit from exercise of stock options	105	—
(Decrease) increase in cash overdrafts	(2,101)	1,800
Proceeds from senior notes issuance	—	150,000
Payments on long-term debt	(1,021)	(185,994)
Financing fees	—	(4,090)

Net cash used in financing activities	(52,569)	(38,700)

Effect of exchange rate on cash	(105)	(111)

Net decrease in cash	(28,535)	(30,261)
Beginning balance, cash	86,013	85,161

Ending balance, cash	$57,478	$54,900

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.	NATURE OF BUSINESS

General Nature of Business.  GNC Corporation (“GNC” or the “Company”) (f/k/a General Nutrition Centers Holding Company), a Delaware corporation, is a leading specialty retailer of nutritional supplements, which include: vitamins, minerals and herbal supplements (“VMHS”), sports nutrition products, diet products and other wellness products.

The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its Retail, Franchising and Manufacturing/Wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com and drugstore.com. Franchise stores are located in the United States and 43 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company also operates a smaller manufacturing facility in Australia. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.

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

Acquisition of the Company.  On October 16, 2003, the Company entered into a purchase agreement (the “Purchase Agreement”) with Koninklijke (Royal) Numico N.V. (“Numico”) and Numico USA, Inc. to acquire 100% of the outstanding equity interest of General Nutrition Companies, Inc. (“GNCI”) from Numico USA, Inc. on December 5, 2003 (the “Acquisition”). The purchase equity contribution was made by GNC Investors, LLC (“GNC LLC”), an affiliate of Apollo Management V L.P., together with additional institutional investors and certain management of the Company. The equity contribution from GNC LLC was recorded by the Company. The Company utilized this equity contribution to purchase the investment in General Nutrition Centers, Inc. (“Centers”). Centers is a wholly owned subsidiary of the Company.

As discussed in the “Subsequent Events” note a stock split of 1.707 for one was effective on July 27, 2006. This stock split has been reflected retroactively for all periods included in these financial statements.

NOTE 2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements and footnotes have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and related footnotes that would normally be required by accounting principles generally accepted in the United States of America for complete financial reporting. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005 (the “Form 10-K”).

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

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and all of its subsidiaries. The equity method of accounting is used for investment ownership ranging from 20% to 50%. Investment ownership of less than 20% is accounted for on the cost method. All material intercompany transactions have been eliminated in consolidation. The Company has no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements, or other contractually narrow or limited purposes.

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

Earnings Per Share.  Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, excluding antidilutive shares, under our stock option plan. See “Stock-based Compensation Plans” note for additional disclosure. The following table represents the Company’s basic and diluted earning per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Numerator for basic and diluted earnings per share:
Net income	$13,086	$7,111	$24,521	$9,847
Cumulative redeemable exchangeable preferred stock dividends and accretion	(3,981)	(3,541)	(7,848)	(6,980)

Net income available to common stockholders	$9,105	$3,570	$16,673	$2,867

Denominator:
Denominator for basic earnings per share:
Weighted average shares	50,525,980	50,629,045	50,485,347	50,707,887
Effect of dilutive securities:
Employee stock options	2,147,992	994,740	1,767,373	879,140

Denominator for diluted earnings per share — adjusted weighted average	52,673,972	51,623,785	52,252,720	51,587,027

Basic earnings per share	$0.18	$0.07	$0.33	$0.06

Diluted earnings per share	$0.17	$0.07	$0.32	$0.06

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Cash and Cash Equivalents.  The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $1.9 million at June 30, 2006 and $2.6 million at December 31, 2005.

Recently Issued Accounting Pronouncements

In June 2006, Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the adoption of FIN 48 and its impact on the Company’s consolidated financial statements or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS No. 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for the Company starting January 1, 2006 and the Company elected to use the modified prospective application method. The impact of this statement on the Company’s consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of June 30, 2006, the Company expects compensation expense, net of tax, of $1.5 million to $2.5 million for the year ended December 31, 2006. Refer to the “Stock Based Compensation Plans” note for additional disclosure.

NOTE 3.	INVENTORIES, NET

Inventories at each respective period consisted of the following:

	June 30, 2006
			Net Carrying
	Gross Cost	Reserves	Value
	(Unaudited)
	(In thousands)

Finished product ready for sale	$257,905	$(7,955)	$249,950
Work-in-process bulk product and raw materials	47,993	(2,308)	45,685
Packaging supplies	4,412	—	4,412

	$310,310	$(10,263)	$300,047

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

	December 31, 2005
			Net Carrying
	Gross Cost	Reserves	Value
	(In thousands)

Finished product ready for sale	$257,525	$(10,025)	$247,500
Work-in-process bulk product and raw materials	48,513	(2,128)	46,385
Packaging supplies	4,281	—	4,281

	$310,319	$(12,153)	$298,166

NOTE 4.	GOODWILL AND INTANGIBLE ASSETS, NET

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

For the six months ended June 30, 2006, the Company acquired 46 franchise stores. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $2.5 million, of which $0.4 million was paid in cash. Also as a result of these acquisitions, the Company reclassified $1.8 million of goodwill and $4.9 million of brand intangibles from the Franchise segment to the Retail segment during the six months ended June 30, 2006. The reclassification was determined based on the relative fair value of the acquired franchise stores.

The following table summarizes the Company’s goodwill activity from December 31, 2005 to June 30, 2006.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(In thousands)

Goodwill at December 31, 2005	$22,970	$56,693	$446	$80,109
Additions: Acquired franchise stores	868	—	—	868
Reclassification: Due to franchise store acquisitions	1,750	(1,750)	—	—

Goodwill at June 30, 2006 (unaudited)	$25,588	$54,943	$446	$80,977

The following table summarizes the Company’s intangible asset activity from December 31, 2005 to June 30, 2006.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(In thousands)

Balance at December 31, 2005	$514	$59,659	$152,341	$24,296	$1,650	$238,460
Additions: Acquired franchise stores	—	—	—	—	766	766
Reclassification: Due to franchise store acquisitions	—	4,895	(4,895)	—	—	—
Amortization expense	(257)	—	—	(1,472)	(237)	(1,966)

Balance at June 30, 2006 (unaudited)	$257	$64,554	$147,446	$22,824	$2,179	$237,260

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	June 30, 2006			December 31, 2005
	Life		Accumulated	Carrying		Accumulated	Carrying
	in Years	Cost	Amortization	Amount	Cost	Amortization	Amount
			(Unaudited)
	(In thousands)

Brands — retail	—	$64,554	$—	$64,554	$59,659	$—	$59,659
Brands — franchise	—	147,446	—	147,446	152,341	—	152,341
Gold card — retail	3	2,230	(2,007)	223	2,230	(1,784)	446
Gold card — franchise	3	340	(306)	34	340	(272)	68
Retail agreements	5-10	8,500	(3,037)	5,463	8,500	(2,447)	6,053
Franchise agreements	10-15	21,900	(4,539)	17,361	21,900	(3,657)	18,243
Franchise rights	5	2,564	(385)	2,179	1,798	(148)	1,650

		$247,534	$(10,274)	$237,260	$246,768	$(8,308)	$238,460

The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at June 30, 2006:

Estimated
Amortization
Years Ending December 31,	Expense
(Unaudited)
(In thousands)

2006(1)	$1,985
2007	3,456
2008	3,407
2009	2,796
2010	2,647
Thereafter	10,969

Total	$25,260

(1)	This period is a partial year and represents the period from July 1 to December 31, 2006.

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

NOTE 5.	INTEREST EXPENSE

The Company’s net interest expense for each respective period is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Senior credit facility
Term Loan	$1,907	$1,488	$3,719	$3,322
Revolver	161	150	320	299
8 5/8% Senior Notes	3,234	3,234	6,469	5,858
8 1/2% Senior Subordinated Notes	4,568	4,568	9,137	9,137
Deferred financing fees	743	700	1,478	1,384
Deferred fee writedown — early extinguishment	—	—	—	3,890
Mortgage	194	223	346	455
Interest income — other	(686)	(558)	(1,672)	(1,069)

Interest expense, net	$10,121	$9,805	$19,797	$23,276

NOTE 6.	COMMITMENTS AND CONTINGENCIES

Litigation

The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, including indemnification obligations of third-party manufacturers, and the indemnification provided by Numico under the purchase agreement in connection with the Numico acquisition, will not have a material adverse impact on its financial position, results of operations or liquidity. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.

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

Ephedra (Ephedrine Alkaloids).  As of June 30, 2006, the Company has been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.

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

Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02).  Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the Court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

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

On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. Simultaneously, the Company filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York so that they may be consolidated with the recently-commenced bankruptcy case of MuscleTech Research and Development, Inc. and certain of its affiliates (collectively, “MuscleTech”), which is currently pending in the Superior Court of Justice, Ontario, Canada under the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended, Case No. 06-CL-6241, with a related proceeding styled In re MuscleTech Research and Development, Inc., et al., Case No. 06 Civ 538 (JSR) and pending in district court in the Southern District of New York pursuant to chapter 15 of title 11 of the United States Code. The Company believes that the pending Andro Actions are related to MuscleTech’s bankruptcy case by virtue of the fact that MuscleTech is contractually obligated to indemnify the Company for certain liabilities arising from the standard product indemnity stated in the Company’s purchase order terms and conditions or otherwise under state law. The Company’s requests to remove, transfer and consolidate the Andro Actions to federal court are pending before the respective federal district courts.

Based upon the information available to the Company at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Class Action Settlement.  Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt or original product packaging as proof of purchase. If a person purchased the product, but does not have a cash register

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

receipt or original product packaging, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. Register receipts or original product packaging, or signed affidavits, must be presented within a 90-day period after the settlement is approved by the court and the time for an appeal has ended. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period beginning in the first calendar quarter after the settlement is approved by the court and the time for an appeal has ended. The Company will issue a maximum of 5.0 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement the Company will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the second quarter 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006. As the sales of this product occurred in the late 1990s and early 2000s, the Company cannot reasonably estimate (1) how many of the purchasers of the product will receive notice or see the notice published in mass advertising media publications, (2) the amount of customers that will still have sales receipts or original product packaging for the products and (3) the amount of customers that sign an affidavit in lieu of a register receipt or original product packaging. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the entity (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.

Nutrition 21.  On June 23, 2005, General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, was sued by Nutrition 21, LLC in the United States District Court for the Eastern District of Texas. Nutrition 21 alleges that the GNC Subsidiary has infringed, and is continuing to infringe, United States Patent No. 5,087,623, United States Patent No. 5,087,624, and United States Patent No. 5,175,156, all of which are entitled Chromic Picolinate Treatment, by offering for sale, selling, marketing, advertising, and promoting finished chromium picolinate products for uses set forth in these patents. Nutrition 21 has requested an injunction prohibiting the GNC subsidiary from infringing these patents and is seeking recovery of unspecified damages resulting from the infringement, including lost profits. Nutrition 21 asserts that lost profits should be trebled due to the GNC subsidiary’s alleged willful infringement, together with attorneys’ fees, interest and costs. The Company disputes the claims and intends to contest this suit vigorously. In its answer and counterclaims, the GNC subsidiary has asserted, and is seeking a declaratory judgment, that these patents are invalid, not infringed, and unenforceable. The GNC subsidiary has also asserted counterclaims in the suit for false patent marking and false advertising. A hearing on claim construction issues was held on April 20, 2006, but the court’s claim construction order has not yet been issued. The parties are presently pursuing discovery. The case is set for trial on December 11, 2006.

Franklin Publications.  On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Visa/MasterCard Antitrust Litigation.  The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and expects to collect this settlement in the second half of 2006.

Product Claim Settlement.  In March 2005, an individual purchased a nutritional supplement containing whey at one of the Company’s stores and, within minutes after preparing the mix, went into anaphylactic shock, allegedly as a result of an allergy to dairy products, and subsequently died. A pre-litigation complaint was presented to the Company alleging wrongful death among other claims. The product was labeled in accordance with FDA regulations in effect at the time. On July 18, 2006, the Company entered into a settlement agreement with the individual’s estate pursuant to which the Company did not admit liability, but agreed to pay approximately $1.3 million to the estate, which includes a $100,000 payment to a bona fide insurer on behalf of the individual’s sister in exchange for full general releases in favor of the Company. Under the applicable insurance policy covering the claim, the Company has a retention of $1.0 million, and the Company’s insurance carrier will fund the balance of the settlement.

Pennsylvania Claim.  The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and does not agree with the assessment. The subsidiary filed an appeal, is currently involved in discussions with the Pennsylvania Department of Treasury staff and continues to vigorously defend against the assessment.

NOTE 7.	STOCK-BASED COMPENSATION PLANS

On December 5, 2003 the Board of Directors of the Company (the “Board”) approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of Common Stock reserved and available for the Plan is 6.8 million shares. Stock options under the Plan generally are granted at fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. If stock options are granted at an exercise price that is less than fair market value at the date of grant, compensation expense is recognized immediately for the intrinsic value. As of June 30, 2006 there were 4.8 million outstanding stock options under the Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of June 30, 2006.

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

The following table outlines total stock options activity under the Plan:

		Weighted Average	Aggregate Intrinsic
	Total Options	Exercise Price	Value
			(In thousands)

Outstanding at December 31, 2005	4,706,403	$3.52
Granted	485,641	5.65
Exercised	(128,025)	3.52
Forfeited	(253,129)	5.23

Outstanding at June 30, 2006 (unaudited)	4,810,890	3.64	$60,755

Exercisable at June 30, 2006 (unaudited)	2,341,531	$3.56	$29,851

The Company adopted SFAS No. 123(R), effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R), which is consistent with disclosures previously included in prior year financial statements under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS No. 148”). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of the date of adoption of SFAS No 123(R), the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $4.4 million and at June 30, 2006 was $4.9 million and is expected to be recognized over a weighted average period of approximately 2.2 years. The amount of cash received from the exercise of stock options during the six months ended June 30, 2006 was $0.5 million and the related tax benefit was $0.1 million. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $0.3 million.

As of June 30, 2006, the weighted average remaining contractual life of outstanding options was 5.9 years and the weighted average remaining contractual life of exercisable options was 5.6 years. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005 was $3.22 and $2.40, respectively.

SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the three and six months ended June 30, 2006 includes $0.6 million and $1.0 million, respectively, of stock option expense recorded as a result of the adoption of SFAS No. 123(R).

As stated above, SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk- free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through June 30, 2006, the expected option term has been estimated by considering both the vesting period, which is typically four years, and the contractual term of seven years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made as of June 30, 2006 and 2005 were as follows:

	June 30,	June 30,
	2006	2005
	(Unaudited)

Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	22.00%	24.00%
Discount rate	5.10%	3.84%

As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.

Prior to the adoption of SFAS No. 123(R) and as permitted under SFAS No. 123 the Company measured compensation expense related to stock options in accordance with Accounting Principles Board (“APB”) No. 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the fair market value method in SFAS No. 123, its net income for the three and six months ended June 30, 2005 would be reduced to the pro forma amounts indicated below:

	Three Months	Six Months
	Ended	Ended
	2005	2005
	(Unaudited)
	(In thousands)

Net income available to common stockholders, as reported	$3,570	$2,867
Less: total stock-based employee compensation costs determined using fair value method, net of tax	(182)	(360)

Adjusted net income	$3,388	$2,507

Income Per Share — Basic and Diluted
Basic income per share

— as reported	$0.07	$0.06

— pro forma	$0.07	$0.05

Diluted income per share

— as reported	$0.07	$0.06

— pro forma	$0.07	$0.05

Weighted average common shares outstanding:

— basic	50,629,045	50,707,887

— diluted	51,623,785	51,587,027

NOTE 8.	SEGMENTS

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

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K.

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)
Revenue:
Retail	$284,760	$250,277	$579,650	$505,529
Franchise	59,277	57,754	119,614	110,381
Manufacturing/Wholesale:
Intersegment(1)	41,799	41,003	85,730	86,052
Third Party	38,735	25,316	70,400	53,872

Sub total Manufacturing/Wholesale	80,534	66,319	156,130	139,924
Sub total segment revenues	424,571	374,350	855,394	755,834
Intersegment elimination(1)	(41,799)	(41,003)	(85,730)	(86,052)

Total revenue	$382,772	$333,347	$769,664	$669,782

(1)	Intersegment revenues are eliminated from consolidated revenue.

Operating income:
Retail	$33,646	$21,200	$68,909	$39,106
Franchise	15,010	12,124	31,098	22,967
Manufacturing/Wholesale	13,351	12,551	24,510	24,610
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12,475)	(12,211)	(25,321)	(24,870)
Corporate costs	(18,605)	(12,672)	(40,415)	(25,567)
Other income	—	—	—	2,500

Sub total unallocated corporate and other (costs) income	(31,080)	(24,883)	(65,736)	(47,937)

Total operating income	$30,927	$20,992	$58,781	$38,746

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

	June 30,	December 31,
	2006	2005
	(In thousands)
	(Unaudited)
Total assets:
Retail	$458,595	$441,364
Franchise	284,265	290,092
Manufacturing / Wholesale	152,092	148,445
Corporate / Other	104,104	143,930

Total assets	$999,056	$1,023,831

NOTE 9.	SUPPLEMENTAL GUARANTOR INFORMATION

As of June 30, 2006 and December 31, 2005, the Company’s debt included Centers’ senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by the Company and its domestic subsidiaries. The Senior Notes are general unsecured obligations of Centers and rank secondary to Centers’ senior credit facility and are senior in right of payment to all existing and future subordinated obligations of Centers, including Centers Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of Centers’ existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of Centers’ domestic subsidiaries and rank secondary to Center’s senior credit facility and Senior Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are wholly owned by the Company. The guarantees are full and unconditional and joint and several.

Presented below are condensed consolidated financial statements of the Company, Centers as the issuer, and the combined guarantor and non-guarantor subsidiaries as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.

Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
June 30, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Current assets
Cash and cash equivalents	$—	$—	$54,089	$3,389	$—	$57,478
Receivables, net	—	—	83,602	1,371	—	84,973
Intercompany receivables	—	2,035	31,031	—	(33,066)	—
Inventories, net	—	—	283,034	17,013	—	300,047
Other current assets	165	293	37,976	5,524	—	43,958

Total current assets	165	2,328	489,732	27,297	(33,066)	486,456

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

			Combined	Combined
			Guarantor	Non-Guarantor
June 30, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Goodwill	—	—	80,035	942	—	80,977
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	151,953	20,323	—	172,276
Investment in subsidiaries	317,254	787,358	9,834	—	(1,114,446)	—
Other assets	—	14,853	41,200	74	(8,780)	47,347

Total assets	$317,419	$804,539	$981,754	$51,636	$(1,156,292)	$999,056

Current liabilities
Current liabilities	$(57)	$7,715	$183,480	$11,333	$—	$202,471
Intercompany payables	2,035	19,873	—	11,158	(33,066)	—

Total current liabilities	1,978	27,588	183,480	22,491	(33,066)	202,471
Long-term debt	—	459,697	—	19,275	(8,780)	470,192
Other long-term liabilities	—	—	10,916	36	—	10,952

Total liabilities	1,978	487,285	194,396	41,802	(41,846)	683,615
Cumulative redeemable exchangeable preferred stock	134,963	—	—	—	—	134,963
Total stockholders’ equity (deficit)	180,478	317,254	787,358	9,834	(1,114,446)	180,478

Total liabilities and stockholders’ equity (deficit)	$317,419	$804,539	$981,754	$51,636	$(1,156,292)	$999,056

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
December 31, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Current assets
Cash and cash equivalents	$—	$—	$83,143	$2,870	$—	$86,013
Receivables, net	—	—	69,518	1,112	—	70,630
Intercompany receivables	—	1,809	33,079	—	(34,888)	—
Inventories, net	—	—	283,511	14,655	—	298,166
Other current assets	—	97	39,825	4,765	—	44,687

Total current assets	—	1,906	509,076	23,402	(34,888)	499,496
Goodwill	—	—	79,167	942	—	80,109
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	158,877	20,605	—	179,482
Investment in subsidiaries	340,880	809,105	7,081	—	(1,157,066)	—
Other assets	—	16,331	45,120	73	(8,780)	52,744

Total assets	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

Current liabilities Current liabilities	$(118)	$5,801	$188,362	$8,462	$—	$202,507
Intercompany payables	1,809	20,474	—	12,605	(34,888)	—

Total current liabilities	1,691	26,275	188,362	21,067	(34,888)	202,507
Long-term debt	—	460,187	—	19,837	(8,780)	471,244
Other long-term liabilities	—	—	10,854	37	—	10,891

Total liabilities	1,691	486,462	199,216	40,941	(43,668)	684,642
Cumulative redeemable exchangeable preferred stock	127,115	—	—	—	—	127,115
Total stockholders’ equity (deficit)	212,074	340,880	809,105	7,081	(1,157,066)	212,074

Total liabilities and stockholders’ equity (deficit)	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three Months Ended June 30, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenue	$—	$—	$364,219	$21,311	$(2,758)	$382,772
Cost of sales, including costs of warehousing, distribution and occupancy	—	—	240,657	15,429	(2,758)	253,328

Gross profit	—	—	123,562	5,882	—	129,444
Compensation and related benefits	—	—	57,233	3,384	—	60,617
Advertising and promotion	—	—	14,217	299	—	14,516
Other selling, general and administrative	103	481	22,594	320	—	23,498
Subsidiary (income) loss	(13,150)	(13,919)	(1,199)	—	28,268	—
Other income	—	—	(39)	(75)	—	(114)

Operating income (loss)	13,047	13,438	30,756	1,954	(28,268)	30,927
Interest expense, net	—	742	9,047	332	—	10,121

Income (loss) before income taxes	13,047	12,696	21,709	1,622	(28,268)	20,806
Income tax (benefit) expense	(39)	(454)	7,790	423	—	7,720

Net income (loss)	$13,086	$13,150	$13,919	$1,199	$(28,268)	$13,086

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Six Months Ended June 30, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenue	$—	$—	$733,383	$42,207	$(5,926)	$769,664
Cost of sales, including costs of warehousing, distribution and occupancy	—	—	485,783	30,343	(5,926)	510,200

Gross profit	—	—	247,600	11,864	—	259,464
Compensation and related benefits	—	—	119,833	6,636	—	126,469
Advertising and promotion	—	—	29,962	393	—	30,355
Other selling, general and administrative	195	1,510	42,008	848	—	44,561
Subsidiary (income) loss	(24,643)	(26,522)	(2,795)	—	53,960	—
Other income	—	—	(13)	(689)	—	(702)

Operating income (loss)	24,448	25,012	58,605	4,676	(53,960)	58,781
Interest expense, net	—	1,477	17,605	715	—	19,797

Income (loss) before income taxes	24,448	23,535	41,000	3,961	(53,960)	38,984
Income tax (benefit) expense	(73)	(1,108)	14,478	1,166	—	14,463

Net income (loss)	$24,521	$24,643	$26,522	$2,795	$(53,960)	$24,521

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Three Months Ended June 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenue	$—	$—	$318,147	$17,815	$(2,615)	$333,347
Cost of sales, including costs of warehousing, distribution and occupancy	—	—	213,461	12,878	(2,615)	223,724

Gross profit	—	—	104,686	4,937	—	109,623
Compensation and related benefits	—	—	53,318	2,911	—	56,229
Advertising and promotion	—	—	13,381	159	—	13,540
Other selling, general and administrative	72	536	17,509	697	—	18,814
Subsidiary (income) loss	(7,157)	(7,955)	(744)	—	15,856	—
Other expense	—	—	40	8	—	48

Operating income (loss)	7,085	7,419	21,182	1,162	(15,856)	20,992
Interest expense, net	—	700	8,730	375	—	9,805

Income (loss) before income taxes	7,085	6,719	12,452	787	(15,856)	11,187
Income tax (benefit) expense	(26)	(438)	4,497	43	—	4,076

Net income (loss)	$7,111	$7,157	$7,955	$744	$(15,856)	$7,111

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
Six Months Ended June 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenue	$—	$—	$640,493	$35,500	$(6,211)	$669,782
Cost of sales, including costs of warehousing, distribution and occupancy	—	—	434,388	26,003	(6,211)	454,180

Gross profit	—	—	206,105	9,497	—	215,602
Compensation and related benefits	—	—	107,639	5,904	—	113,543
Advertising and promotion	—	—	27,864	277	—	28,141
Other selling, general and administrative	165	1,014	35,439	1,111	—	37,729
Subsidiary (income) loss	(9,952)	(13,977)	(1,554)	—	25,483	—
Other income	—	—	(2,470)	(87)	—	(2,557)

Operating income (loss)	9,787	12,963	39,187	2,292	(25,483)	38,746
Interest expense, net	—	5,274	17,301	701	—	23,276

Income (loss) before income taxes	9,787	7,689	21,886	1,591	(25,483)	15,470
Income tax (benefit) expense	(60)	(2,263)	7,909	37	—	5,623

Net income (loss)	$9,847	$9,952	$13,977	$1,554	$(25,483)	$9,847

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

			Combined	Combined
			Guarantor	Non-Guarantor
Six Months Ended June 30, 2006	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$—	$32,263	$1,669	$33,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(8,919)	(515)	(9,434)
Investment/distribution	—	50,043	(50,043)	—	—
Other investing	—	—	(359)	—	(359)

Net cash provided by (used in) investing activities	—	50,043	(59,321)	(515)	(9,793)
CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc	(382)	382	—	—	—
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	(49,934)	—	—	(49,934)
Repurchase/retirement of common stock	(68)	—	—	—	(68)
Proceeds from exercised stock options	450				450
Payments on long-term debt	—	(491)	—	(530)	(1,021)
Other financing	—	—	(1,996)	—	(1,996)

Net cash (used in) provided by financing activities	—	(50,043)	(1,996)	(530)	(52,569)
Effect of exchange rate on cash	—	—	—	(105)	(105)

Net (decrease) increase in cash	—	—	(29,054)	519	(28,535)
Beginning balance, cash	—	—	83,143	2,870	86,013

Ending balance, cash	$—	$—	$54,089	$3,389	$57,478

GNC CORPORATION AND SUBSIDIARIES

SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited — Continued)

Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
Six Months Ended June 30, 2005	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

Net cash provided by operating activities	$—	$4,506	$12,960	$1,104	$18,570
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(8,811)	(104)	(8,915)
Investment/distribution	—	35,490	(35,490)	—	—
Other investing	—	—	(1,105)	—	(1,105)

Net cash provided by (used in) investing activities	—	35,490	(45,406)	(104)	(10,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation return of capital from General Nutrition Centers, Inc	416	(416)	—	—	—
Repurchase/retirement of common stock	(416)	—	—	—	(416)
Payments on long-term debt — third parties	—	(185,490)	—	(504)	(185,994)
Proceeds from senior notes issuance	—	150,000	—	—	150,000
Other financing	—	(4,090)	1,800	—	(2,290)

Net cash (used in) provided by financing activities	—	(39,996)	1,800	(504)	(38,700)
Effect of exchange rate on cash	—	—	—	(111)	(111)

Net (decrease) increase in cash	—	—	(30,646)	385	(30,261)
Beginning balance, cash	—	—	82,722	2,439	85,161

Ending balance, cash	$—	$—	$52,076	$2,824	$54,900

NOTE 10.	SUBSEQUENT EVENTS

On July 27, 2006, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Amended and Restated Certificate of Incorporation authorized each issued and outstanding share of Common Stock to be split in a ratio of 1.707 for one (the “Stock Split”). No fractional shares of Common Stock will be issued as a result of the Stock Split. All references to the number of shares in these consolidated financial statements and accompanying notes have been adjusted to reflect the stock split on a retroactive basis. In addition, on July 20, 2006 the Company’s Board of Directors declared a dividend totaling $25.0 million to the common stockholders of record immediately before the proposed public offering. The dividend will be payable as a permitted restricted payment with cash on hand after completion of the proposed public offering.

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

All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:

•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under-performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow; and

•	the failure to adequately protect or enforce our intellectual property rights against competitors.

See Item 1A, “Risk Factors” included in Part II of this Report.

Consequently, forward-looking statements should be regarded solely as our current plans, estimates, and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance, or achievements. We do not undertake and specifically decline any obligation to update, republish, or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events.

Business Overview

We are the largest global specialty retailer of nutritional supplements, which include VMHS, sports nutrition products, diet products and other wellness products. We derive our revenues principally from product sales through our company-owned stores and www.gnc.com, franchise activities and sales of products manufactured in our facilities to third parties. We sell products through a worldwide network of more than 5,800 locations operating under the GNC brand name.

Executive Overview

In 2005, we undertook major specific initiatives to rebuild the business and to establish a foundation for stronger future performance. These initiatives were implemented in order to reverse declining sales trends, a lack of connectivity with our customers, and deteriorating franchise relations. In the second quarter of 2006, we continued our focus on these strategies, and continued to see favorable results. These initiatives have allowed us to capitalize on our national footprint, brand awareness, and competitive positioning to improve our overall performance. Specifically, we:

•	introduced a single national pricing structure in order to simplify our pricing approach and improve our customer value perception;

•	developed and executed a national, more diversified marketing program focused on competitive pricing of key items and reinforcing GNC’s well-recognized and dominant brand name among consumers;

•	overhauled our field organization and store programs to improve our value-added customer shopping experience;

•	focused our merchandising and marketing initiatives on driving increased traffic to our store locations, particularly with promotional events outside of Gold Card week;

•	improved supply chain and inventory management, resulting in better in-stock levels of products generally and “never out” levels of top products;

•	reinvigorated our proprietary new product development activities;

•	revitalized vendor relationships, including their new product development activities and our exclusive or first-to-market access to new products;

•	realigned our franchise system with our corporate strategies and re-acquired or closed unprofitable or non-compliant franchised stores in order to improve the financial performance of the franchise system;

•	reduced our overhead cost structure; and

•	launched internet sales of our products on www.gnc.com.

Favorable results in the second quarter of 2006 included the following:

•	Our fourth consecutive quarter of positive same store sales in our Retail segment. Same store sales, including internet sales, increased 11.5% for the three months ended June 30, 2006 compared to the same period in 2005. We believe that this increase was driven by our strategic initiatives that included simplifying our pricing and a national, more diversified marketing program and developing a better overall experience for our customers.

•	A realigned domestic franchise program, operating in a more unified way with our company-owned stores, which contributed to positive same store sales for our domestic franchised locations for the third consecutive quarter.

•	A more efficient and productive manufacturing environment, which allowed for the utilization of excess manufacturing capacity for the production of third-party contract products. Third-party sales in the manufacturing unit were approximately 66% higher than usual for the three months ended June 30, 2006, a direct result of utilizing available excess capacity.

Results of Operations

The information presented below for the three and six months ended June 30, 2006 and 2005 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.

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

Same store sales growth reflects the percentage change in same store sales in the period presented compared to the prior year period. Same store sales are calculated on a daily basis for each store and exclude the net sales of a store for any period if the store was not open during the same period of the prior year. Beginning in the first quarter of 2006, we also included our internet sales, as generated through www.gnc.com and drugstore.com, in our domestic company-owned same store sales calculation. When a store’s square footage has been changed as a result of reconfiguration or relocation in the same mall or shopping center, the store continues to be treated as a same store. If, during the period presented, a store was closed, relocated to a different mall or shopping center, or converted to a franchised store or a company-owned store, sales from that store up to and including the closing day or the day immediately preceding the relocation or conversion are included as same store sales as long as the store was open during the same period of the prior year. We exclude from the calculation sales during the period presented from the date of relocation to a different mall or shopping center and from the date of a conversion. In the second quarter of 2006, we modified the calculation method for domestic franchised same store sales consistent with this description, which has been the method historically used for domestic company-owned same store sales. Prior to the second quarter of 2006, we had included in domestic franchised same store sales the sale from franchised stores after relocation to a different mall or shopping center and from former company-owned stores after conversion to franchised stores. The franchised same store sales growth percentages for all prior periods have been adjusted to be consistent with the modified calculation method.

Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	(Unaudited)
Revenues:
Retail	$284.8	74.4%	$250.3	75.1%	$579.7	75.3%	$505.5	75.5%
Franchise	59.3	15.5%	57.7	17.3%	119.6	15.5%	110.4	16.5%
Manufacturing / Wholesale	38.7	10.1%	25.3	7.6%	70.4	9.2%	53.9	8.0%

Total net revenues	382.8	100.0%	333.3	100.0%	769.7	100.0%	669.8	100.0%
Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	253.3	66.2%	223.7	67.0%	510.2	66.3%	454.2	67.9%
Compensation and related benefits	60.6	15.8%	56.2	16.9%	126.5	16.4%	113.5	16.9%
Advertising and promotion	14.5	3.8%	13.5	4.1%	30.3	3.9%	28.1	4.2%
Other selling, general and administrative expenses	22.6	5.9%	18.0	5.4%	42.6	5.6%	35.8	5.3%
Amortization expense	1.0	0.2%	0.9	0.3%	2.0	0.3%	1.9	0.3%
Foreign currency gain	(0.1)	0.0%	—	0.0%	(0.7)	−0.1%	(0.1)	0.0%
Other income	—	0.0%	—	0.0%	—	0.0%	(2.5)	−0.4%

Total operating expenses	351.9	91.9%	312.3	93.7%	710.9	92.4%	630.9	94.2%

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006		2005		2006		2005
	(Unaudited)
Operating income:
Retail	33.6	8.8%	21.2	6.4%	68.9	8.9%	39.1	5.9%
Franchise	15.0	3.9%	12.1	3.6%	31.1	4.0%	23.0	3.4%
Manufacturing / Wholesale	13.4	3.5%	12.6	3.8%	24.5	3.2%	24.6	3.7%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12.5)	−3.3%	(12.2)	−3.7%	(25.3)	−3.3%	(24.9)	−3.7%
Corporate costs	(18.6)	−4.8%	(12.7)	−3.8%	(40.4)	−5.2%	(25.6)	−3.9%
Other income	—	0.0%	—	0.0%	—	0.0%	2.5	0.4%

Subtotal unallocated corporate and other costs net	(31.1)	−8.1%	(24.9)	−7.5%	(65.7)	−8.5%	(48.0)	−7.2%

Total operating income	30.9	8.1%	21.0	6.3%	58.8	7.6%	38.7	5.8%
Interest expense, net	10.1		9.8		19.8		23.3

Income before income taxes	20.8		11.2		39.0		15.4
Income tax expense	7.7		4.1		14.5		5.6

Net income	$13.1		$7.1		$24.5		$9.8

Note:  The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Three Months Ended June 30, 2006 and 2005

Revenues

Our consolidated net revenues increased $49.5 million, or 14.8%, to $382.8 million for the three months ended June 30, 2006 compared to $333.3 million for the same period in 2005. The increase was primarily the result of increased same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to higher third-party customer contract sales.

Retail.  Revenues in our Retail segment increased $34.5 million, or 13.8%, to $284.8 million for the three months ended June 30, 2006 compared to $250.3 million for the same period in 2005. Included as part of the revenue increase was $4.3 million in revenue for sales through www.gnc.com, which started selling products on December 28, 2005. Sales increases occurred in all major product categories, including VMHS, sports nutrition, and diet. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 11.5%. Company-owned store sales reflected the loss of a day compared with the second quarter of 2005 due to the Easter holiday occurring in April in 2006. This effect partially reduced the corporate same store growth for the quarter. Similar to the sales trends in our domestic company-owned stores, our Canadian company-owned stores had improved same store sales of 13.8% in the second quarter of 2006. Our company-owned store base increased by 20 stores to 2,523 domestically, and our Canadian store base declined by three stores, to 132 at June 30, 2006 compared to June 30, 2005.

Franchise.  Revenues in our Franchise segment increased $1.6 million, or 2.8%, to $59.3 million for the three months ended June 30, 2006 compared to $57.7 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales of $1.2 million to international franchisees and an increase in other revenue of $0.4 million. Our domestic franchise stores recognized improved retail sales for the three months ended June 30, 2006, as evidenced by an increase in same store sales for these stores of 5.9%. Franchise store sales reflected the loss of a day compared with the second quarter of 2005 due to the Easter holiday occurring in April in 2006. This effect partially reduced the franchise same store growth. Our domestic franchise store base declined by 143 stores to 1,098 at June 30, 2006, from 1,241 at June 30, 2005. Since the beginning of 2005, we have acquired 146 and closed 64 domestic franchise stores. Our international franchise store base increased by 98 stores to 899 at June 30, 2006 compared to 801 at June 30, 2005.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, increased $13.4 million, or 53.0%, to $38.7 million for the three months ended June 30, 2006 compared to $25.3 million for the same period in 2005. This increase occurred primarily in the Greenville, South Carolina plant, which had an increase of $12.3 million, principally as a result of utilizing excess soft-gelatin manufacturing capacity for third-party product contract manufacturing. We also had an increase of $1.6 million in sales to Rite Aid. These increases were partially offset by decreased sales to drugstore.com of $0.7 million.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $29.6 million, or 13.2%, to $253.3 million for the three months ended June 30, 2006 compared to $223.7 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, was 66.2% for the three months ended June 30, 2006 compared to 67.0% for the three months ended June 30, 2005.

Product costs.  Product costs increased $27.8 million, or 17.0%, to $191.1 million for the three months ended June 30, 2006 compared to $163.3 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 49.9% for the three months ended June 30, 2006 compared to 48.9% for the three months ended June 30, 2005. This increase is attributable to a higher proportionate share of third-party manufacturing sales, which carry a lower margin than the Retail and Franchise segments.

Warehousing and distribution costs.  Warehousing and distribution costs increased $0.3 million, or 2.4%, to $12.9 million for the three months ended June 30, 2006 compared to $12.6 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of common carriers, offset by cost savings in wages, benefits and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for the three months ended June 30, 2006 compared to 3.8% for the three months ended June 30, 2005.

Occupancy costs.  Occupancy costs increased $1.5 million, or 3.1%, to $49.3 million for the three months ended June 30, 2006 compared to $47.8 million for the same period in 2005. This increase was the result of higher lease-related costs of $1.7 million, which were partially offset by a reduction in depreciation expense and other occupancy related expenses of $0.2 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.9% for the three months ended June 30, 2006 compared to 14.3% for the three months ended June 30, 2005.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $10.1 million, or 11.4%, to $98.7 million, for the three months ended June 30, 2006 compared to $88.6 million for the same period in 2005. These expenses, as a percentage of net revenue, were 25.7% for the three months ended June 30, 2006 compared to 26.7% for the three months ended June 30, 2005.

Compensation and related benefits.  Compensation and related benefits increased $4.4 million, or 7.8%, to $60.6 million for the three months ended June 30, 2006 compared to $56.2 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $2.5 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes, of $1.3 million; (3) non-cash stock based compensation expense of $0.6 million; and (4) other benefits expense of $0.3 million. These increases were partially offset by decreased severance costs of $0.3 million.

Advertising and promotion.  Advertising and promotion expenses increased $1.0 million, or 7.4%, to $14.5 million for the three months ended June 30, 2006 compared to $13.5 million during the same period in 2005. Advertising expense increased as a result of an increase in print and television advertising of $1.8 million, offset by decreases in other advertising related expenses of $0.8 million.

Other SG&A.  Other SG&A expenses, including amortization expense, increased $4.7 million, or 24.9%, to $23.6 million for the three months ended June 30, 2006 compared to $18.9 million for the same period in 2005. This increase was due to increases in the following: (1) professional expenses of $2.5 million; (2) accrual for legal settlement of $1.2 million; (3) fulfillment fee expense on our internet sales through www.gnc.com of $1.1 million; (4) credit card fees of $0.4 million; and (5) other SG&A expenses of $0.7 million. These were partially offset by a $1.2 million decrease in bad debt expense as a result of the decrease in accounts receivable, which was a direct result of the franchise acquisitions since the prior year.

Foreign Currency Gain

We recognized a consolidated foreign currency gain of $0.1 million for the three months ended June 30, 2006. These gains resulted primarily from accounts payable activity with our Canadian subsidiary. Foreign currency loss for the three months ended June 30, 2005 was less than $0.1 million.

Operating Income

As a result of the foregoing, consolidated operating income increased $9.9 million or 47.1%, to $30.9 million for the three months ended June 30, 2006 compared to $21.0 million for the same period in 2005. Operating income, as a percentage of net revenue, was 8.1% for the three months ended June 30, 2006 and 6.3% for the three months ended June 30, 2005.

Retail.  Operating income increased $12.4 million, or 58.5%, to $33.6 million for the three months ended June 30, 2006 compared to $21.2 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all product categories.

Franchise.  Operating income increased $2.9 million, or 24.0%, to $15.0 million for the three months ended June 30, 2006 compared to $12.1 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our franchisees, a direct result of improved retail sales, despite a reduced number of operating domestic franchisees. In addition a reduction in bad debt expense also contributed to the increase in operating income.

Manufacturing/Wholesale.  Operating income increased $0.8 million, or 6.3%, to $13.4 million for the three months ended June 30, 2006 compared to $12.6 million for the same period in 2005. This increase was primarily the result of higher third-party contract sales volume and increased efficiencies in production.

Warehousing & Distribution Costs.  Unallocated warehousing and distribution costs increased $0.3 million, or 2.5%, to $12.5 million for the three months ended June 30, 2006 compared to $12.2 million for the same period in 2005. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers, offset by reduced wages and other operating expenses in our distribution centers.

Corporate Costs.  Corporate overhead cost increased $5.9 million, or 46.5%, to $18.6 million for the three months ended June 30, 2006 compared to $12.7 million for the same period in 2005. This increase was primarily the result of increases in the following: (1) incentive compensation expense; (2) professional fees; and (3) accrual for product claims.

Interest Expense

Interest expense increased $0.3 million, or 3.1%, to $10.1 million for the three months ended June 30, 2006 compared to $9.8 million for the same period in 2005. This increase was primarily attributable to the increase in our variable interest rate on our senior credit facility.

Income Tax Expense

We recognized $7.7 million of consolidated income tax expense during the three months ended June 30, 2006 compared to $4.1 million for the same period of 2005. The increased tax expense for the three months ended June 30, 2006, was the result of an increase in income before income taxes of $9.6 million. The effective tax rate remained relatively consistent for the three months ended June 30, 2006, and was 37.1%, compared to 36.4% for the same period in 2005.

Net Income

As a result of the foregoing, consolidated net income increased $6.0 million, or 84.0%, to $13.1 million for the three months ended June 30, 2006 compared to $7.1 million for the same period in 2005. Net income, as a percentage of net revenue, was 3.4% for the three months ended June 30, 2006 and 2.1% for the three months ended June 30, 2005.

Comparison of the Six Months Ended June 30, 2006 and 2005

Revenues

Our consolidated net revenues increased $99.9 million, or 14.9%, to $769.7 million for the six months ended June 30, 2006 compared to $669.8 million for the same period in 2005. The increase was primarily the result of increased same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to a higher volume of third-party contracts for manufacturing sales for certain soft-gelatin products.

Retail.  Revenues in our Retail segment increased $74.2 million, or 14.7%, to $579.7 million for the six months ended June 30, 2006 compared to $505.5 million for the same period in 2005. Included as part of the revenue increase was $8.0 million in revenue for sales through www.gnc.com, which started selling products on December 28, 2005. Sales increases occurred in all major product categories, including VMHS, sports nutrition, and diet. Our domestic company-owned same store sales, including our internet sales, improved for the six months by 13.0%. Similar to the sales trends in our domestic company-owned stores, our Canadian company-owned stores had improved same store sales of 15.2% for the six months ended June 30, 2006. Our company-owned store base increased by 20 stores to 2,523 domestically, and our Canadian store base declined by three stores to 132, at June 30, 2006 compared to June 30, 2005.

Franchise.  Revenues in our Franchise segment increased $9.2 million, or 8.3%, to $119.6 million for the six months ended June 30, 2006 compared to $110.4 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales of $6.7 million to domestic franchisees and $2.0 million to international franchisees and an increase in other revenue of $0.5 million. Our domestic franchise stores recognized improved retail sales for the six months ended June 30, 2006, as evidenced by an increase in same store sales for these stores of 6.4%. Our domestic franchise store base declined by 143 stores to 1,098 at June 30, 2006, from 1,241 at June 30, 2005. Our international franchise store base increased by 98 stores to 899 at June 30, 2006 compared to 801 at June 30, 2005.

Manufacturing/Wholesale.  Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, increased $16.5 million, or 30.6%, to $70.4 million for the six months ended June 30, 2006 compared to $53.9 million for the same period in 2005. This increase occurred primarily in the Greenville, South Carolina plant, which had an increase of $14.7 million, principally as a result of utilizing excess soft-gelatin manufacturing capacity for third-party product contract manufacturing. We also had an increase of $2.7 million in sales to Rite Aid. These increases were partially offset by decreased sales to drugstore.com of $1.0 million.

Cost of Sales

Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $56.0 million, or 12.3%, to $510.2 million for the six months ended June 30, 2006 compared to $454.2 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, was 66.3% for the six months ended June 30, 2006 compared to 67.9% for the six months ended June 30, 2005.

Product costs.  Product costs increased $52.1 million, or 15.6%, to $385.2 million for the six months ended June 30, 2006 compared to $333.1 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 50.1% for the six months ended June 30, 2006 compared to 49.8% for the six months ended June 30, 2005. This increase is attributable to a higher proportionate share of third-party manufacturing sales, which carries a lower margin than the Retail and Franchise segments.

Warehousing and distribution costs.  Warehousing and distribution costs increased $0.6 million, or 2.3%, to $26.2 million for the six months ended June 30, 2006 compared to $25.6 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of common carriers, offset by cost savings in wages, benefits and other warehousing costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for the six months ended June 30, 2006 compared to 3.8% for the six months ended June 30, 2005.

Occupancy costs.  Occupancy costs increased $3.3 million, or 3.5%, to $98.8 million for the six months ended June 30, 2006 compared to $95.5 million for the same period in 2005. This increase was the result of higher lease-related costs of $3.3 million. Consolidated occupancy costs, as a percentage of net revenue, were 12.8% for the six months ended June 30, 2006 compared to 14.3% for the six months ended June 30, 2005.

Selling, General and Administrative (“SG&A”) Expenses

Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $22.1 million, or 12.3%, to $201.4 million, for the six months ended June 30, 2006 compared to $179.3 million for the same period in 2005. These expenses, as a percentage of net revenue, were 26.2% for the six months ended June 30, 2006 compared to 26.7% for the six months ended June 30, 2005.

Compensation and related benefits.  Compensation and related benefits increased $13.0 million, or 11.5%, to $126.5 million for the six months ended June 30, 2006 compared to $113.5 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $9.7 million, a portion of which related to a discretionary payment to employee stock option holders of $4.2 million and incentive expense of $5.5 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes, of $2.4 million; (3) non-cash stock based compensation expense of $1.2 million and (4) other benefits expense of $0.5 million. These increases were partially offset by decreased severance costs of $0.8 million.

Advertising and promotion.  Advertising and promotion expenses increased $2.2 million, or 7.8%, to $30.3 million for the six months ended June 30, 2006 compared to $28.1 million during the same period in 2005. Advertising expense increased as a result of an increase in print and television advertising of $3.9 million, offset by decreases in other advertising related expenses of $1.7 million.

Other SG&A.  Other SG&A expenses, including amortization expense, increased $6.9 million, or 18.3%, to $44.6 million for the six months ended June 30, 2006 compared to $37.7 million for the same period in 2005. This increase was due to increases in the following: (1) professional expenses of $4.8 million, a portion of which related to a discretionary payment made to our non-employee option holders for $0.6 million; (2) fulfillment fee expense on our internet sales through www.gnc.com of $2.2 million; (3) accrual for legal settlement of $1.3 million; (4) credit card fees of $1.0 million; and (5) other SG&A expenses of $0.3 million in addition to a decrease in interest on franchisee notes of $0.4 million. These were partially offset by a

$3.1 million decrease in bad debt expense, as a result of the decrease in accounts receivable, which was a direct result of the franchise acquisitions since the prior year.

Foreign Currency Gain

We recognized a consolidated foreign currency gain of $0.7 million in the six months ended June 30, 2006 compared to a gain of $0.1 million for the six months ended June 30, 2005. These gains resulted primarily from accounts payable activity with our Canadian subsidiary.

Other Income

Other income for the six months ended June 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.

Operating Income

As a result of the foregoing, consolidated operating income increased $20.1 million or 51.9%, to $58.8 million for the six months ended June 30, 2006 compared to $38.7 million for the same period in 2005. Operating income, as a percentage of net revenue, was 7.6% for the six months ended June 30, 2006 compared to 5.8% for the six months ended June 30, 2005.

Retail.  Operating income increased $29.8 million, or 76.2%, to $68.9 million for the six months ended June 30, 2006 compared to $39.1 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all product categories.

Franchise.  Operating income increased $8.1 million, or 35.2%, to $31.1 million for the six months ended June 30, 2006 compared to $23.0 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our franchisees, despite a reduced number of operating domestic franchisees, and a reduction in bad debt expense.

Manufacturing/Wholesale.  Operating income decreased $0.1 million, or 0.4%, to $24.5 million for the six months ended June 30, 2006 compared to $24.6 million for the same period in 2005. While our current year revenues are higher than the six months ended June 30, 2005, the additional sales resulted in lower margin, which result in operating income remaining flat.

Warehousing & Distribution Costs.  Unallocated warehousing and distribution costs increased $0.4 million, or 1.6%, to $25.3 million for the six months ended June 30, 2006 compared to $24.9 million for the same period in 2005. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers, offset by reduced wages and other operating expenses in our distribution centers.

Corporate Costs.  Corporate overhead cost increased $14.8 million, or 57.8%, to $40.4 million for the six months ended June 30, 2006 compared to $25.6 million for the same period in 2005. This increase was primarily the result of increases in the following: (1) incentive compensation expense; (2) professional fees; and (3) accrual for product claims.

Other.  Other income for the six months ended June 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.

Interest Expense

Interest expense decreased $3.5 million, or 15.0%, to $19.8 million for the six months ended June 30, 2006 compared to $23.3 million for the same period in 2005. This decrease was primarily attributable to the write-off of $3.9 million of deferred financing fees in the first quarter of 2005 resulting from the early extinguishment of debt.

Income Tax Expense

We recognized $14.5 million of consolidated income tax expense during the six months ended June 30, 2006 compared to $5.6 million for the same period of 2005. The increased tax expense for the six months ended June 30, 2006, was the result of an increase in income before income taxes of $23.6 million. The effective tax rate remained relatively consistent for the six months ended June 30, 2006, and was 37.1%, compared to 36.3% for the same period in 2005.

Net Income

As a result of the foregoing, consolidated net income increased $14.7 million, or 149.0%, to $24.5 million for the six months ended June 30, 2006 compared to $9.8 million for the same period in 2005. Net income, as a percentage of net revenue, was 3.2% for the six months ended June 30, 2006 and 1.5% for the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, we had $57.5 million in cash and cash equivalents and $284.0 million in working capital compared with $54.9 million in cash and cash equivalents and $278.1 million in working capital at June 30, 2005. The $5.9 million increase in working capital was primarily driven by an increase in inventory and accounts receivable offset by reductions in trade accounts payable and cash, which was used for restricted payments to our common stockholders.

We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. At June 30, 2006, we had $65.7 million available under our revolving credit facility, after giving effect to $9.3 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient for the term of the revolving credit facility which matures on December 5, 2008, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our financial and debt covenant reporting and compliance requirements in all material respects.

Cash Provided by Operating Activities

Cash provided by operating activities was $33.9 million for the six months ended June 30, 2006 and $18.6 million for the six months ended June 30, 2005. The primary reason for the increase was changes in working capital accounts and an increase in net income. Net income increased $14.7 million for the six months ended June 30, 2006 compared with the same period in 2005.

For the six months ended June 30, 2006, accounts payable increased by $12.5 million. Accounts receivable increased $14.6 million for the six months ended June 30, 2006 primarily due to increased third-party sales by our Greenville, South Carolina plant and increased wholesale sales to franchisees. For the six months ended June 30, 2006, accrued liabilities increased $10.8 million primarily due to increases of $4.6 million in deferred revenue primarily related to increases in Gold Card sales and $4.3 million for incentive compensation in accordance with the corporate incentive compensation program, which is based upon financial results.

For the six months ended June 30, 2005, inventory increased $34.0 million to support our strategy of ensuring our top-selling products are always in stock. Franchise notes receivable decreased $5.4 million for the six months ended June 30, 2005, as a result of payments on existing notes and fewer company-financed franchise store openings than in prior years. Other assets decreased $6.9 million for the six months ended June 30, 2005, primarily as a result of decreases in prepaid insurance of $3.0 million, prepaid taxes of $1.1 million and a refund of a workers compensation deposit of $1.9 million. Accrued interest for the six months ended June 30, 2005 increased $5.9 million due to the January 2005 issuance of senior notes, which have interest payable semi-annually on January 15 and July 15 each year.

Cash Used in Investing Activities

We used cash from investing activities of $9.8 million for the six months ended June 30, 2006 and $10.0 million for the six months ended June 30, 2005. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $9.4 million for the six months ended June 30, 2006 and $8.9 million during for the six months ended June 30, 2005.

We currently have no material capital commitments. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities. Additionally, we expect to upgrade our point-of-sale register systems in the near future.

Cash Used in Financing Activities

We used cash in financing activities of approximately $52.6 million for the six months ended June 30, 2006. In March 2006, Centers made a restricted payment to the holders of our Common Stock for $49.9 million. This payment was determined to be in compliance with Centers’ debt covenants and the terms of GNC’s 12% Series A Exchangeable Preferred Stock as a one-time total payment. For the six months ended June 30, 2006, we also paid down an additional $1.0 million of debt.

We used cash in financing activities of approximately $38.7 million for the six months ended June 30, 2005. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, and used the net proceeds of $145.6 million from this issuance, together with $39.4 million of cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. We also paid $4.1 million in fees related to the Senior Notes offering and paid down an additional $1.0 million of our debt.

Senior Credit Facility.  In connection with the Numico acquisition, Centers entered into a senior credit facility with a syndicate of lenders. GNC and its domestic subsidiaries have guaranteed Centers’ obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. Centers borrowed the entire $285.0 million under the original term loan facility to fund part of the Numico acquisition, with none of the $75.0 million revolving credit facility being utilized to fund the Numico acquisition. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment to the senior credit facility, Centers used the net proceeds of their senior notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the debt under the prior $285.0 million term loan facility. We amended the senior credit facility again in May 2006 in order to reduce the term loan facility interest rates, remove a requirement to use a portion of equity proceeds to reduce the senior credit facility, and clarify our ability to make permitted restricted payments. At June 30, 2006, the credit facility consisted of a $95.7 million term loan facility and a $75.0 million revolving credit facility.

The term loan facility matures on December 5, 2009. The revolving credit facility matures on December 5, 2008. The senior credit facility permits Centers to prepay a portion or all of the outstanding balance without incurring penalties other than indemnifications for losses that occur when a Eurodollar loan is prepaid on a date that is not the last day of an interest period. The revolving credit facility allows for $50.0 million to be used for outstanding letters of credit. We used $9.3 million at June 30, 2006 and $8.6 million at December 31, 2005. At June 30, 2006, $65.7 million of this facility was available for borrowing. Interest on the senior credit facility carried an average interest rate of 8.0% at June 30, 2006 and 7.4% at December 31, 2005. Interest is payable quarterly in arrears. The senior credit facility contains customary covenants including financial tests (including maintaining a maximum senior secured leverage ratio of no more than 2.25 and a minimum fixed charge ratio coverage of at least 1.0, each of which utilizes EBITDA as defined by the credit agreement in its calculation, ratio, and maximum capital expenditures), and certain other limitations such as our ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions, or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. If we do not maintain or meet the minimum requirements for these covenants, the lenders under the credit facilities are entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a secured creditor. See the “Long-Term Debt” note to our consolidated financial statements included in our Annual Report on Form 10-K.

Senior Notes.  In January 2005, Centers issued $150.0 million aggregate principal amount of senior notes, with an interest rate of 8 5/8% per year. The senior notes mature in 2011. Centers used the net proceeds of this offering of $145.6 million, together with $39.4 million of cash on hand, to repay $185.0 million of the debt under its term loan facility.

Senior Subordinated Notes.  On December 5, 2003, Centers issued $215.0 million aggregate principal amount of senior subordinated notes in connection with the Numico acquisition. The senior subordinated notes mature in 2010 and bear interest at the rate of 8 1/2% per year. The senior subordinated notes indenture was subsequently supplemented in April 2004.

Common and Preferred Stock.  In December 2003, our principal stockholder and certain of our directors and members of our senior management made an equity contribution of $277.5 million in exchange for 50,470,287 shares of common stock and in the case of the principal stockholder, 100,000 shares of our preferred stock. The proceeds of the equity contribution were contributed to Centers to fund a portion of the Numico acquisition price. In addition, we subsequently sold shares of our common stock for net proceeds of approximately $1.6 million to certain members of our management. The proceeds of all of these sales were contributed by us to Centers.

Contractual Obligations

At June 30, 2006 there were no material changes in our December 31, 2005 contractual obligations.

Off Balance Sheet Arrangements

As of June 30, 2006 and 2005, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of June 30, 2006, the available credit balance was $8.6 million and was $9.5 million as of December 31, 2005. The barter credits are available for use through April 1, 2009.

Effect of Inflation

Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.

Critical Accounting Estimates

We adopted SFAS No. 123(R) effective January 1, 2006. SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. The expected option term has been estimated by considering both the vesting period, which is typically four years, and the contractual term of seven years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure on the effects of adoption and the valuation method and assumptions applied to current period stock option grants.

There have been no other material changes to our critical accounting estimates since December 31, 2005.

Recently Issued Accounting Pronouncements

In June 2006, Financial Accounting Standards Board, (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We continue to evaluate the adoption of FIN 48 and its impact on our consolidated financial statements or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS No. 123(R). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for us starting January 1, 2006 and the Company elected to use the modified prospective application method. The impact of this statement on our consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of June 30, 2006, we expect compensation expense, net of tax, of $1.5 million to $2.5 million for the year ended December 31, 2006. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

At June 30, 2006 there were no material changes in our December 31, 2005 market risks relating to interest and foreign exchange rates.

Item 4.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective at the reasonable assurance level.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is engaged in various legal actions, claims and proceedings arising out of the normal course of business, including claims related to breach of contracts, product liabilities, intellectual property matters and employment-related matters resulting from the Company’s business activities. As is inherent with most actions such as these, an estimation of any possible and/or ultimate liability cannot always be determined. The Company continues to assess its requirement to account for additional contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company is currently of the opinion that the amount of any potential liability resulting from these actions, when taking into consideration the Company’s general and product liability coverage, including indemnification obligations of third-party manufacturers, and the indemnification provided by Numico under the purchase agreement in connection with the Numico acquisition, will not have a material adverse impact on its financial position, results of operations or liquidity. However, if the Company is required to make a payment in connection with an adverse outcome in these matters, it could have a material impact on its financial condition and operating results.

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

Ephedra (Ephedrine Alkaloids).  As of June 30, 2006, the Company has been named as a defendant in 227 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.

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

Everett Abrams v. General Nutrition Companies, Inc. (previously pending in the Superior Court of New Jersey, Mercer County, New Jersey, Docket No. L-3789-02).  Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 20, 2002, alleged claims for false and deceptive marketing and omissions and violations of the New Jersey Consumer Fraud Act. On November 18, 2003, the Court signed an order dismissing plaintiff’s claims for affirmative misrepresentation and sponsorship with prejudice. The claim for knowing omissions remains pending.

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

David Pio and Ty Stephens, individually and on behalf of all others similarly situated v. General Nutrition Companies, Inc. previously pending in the Circuit Court of Cook County, Illinois, County Department, Chancery Division, Case No. 02-CH-14122).  Plaintiffs filed this putative class action on or about July 25, 2002. The Amended Complaint, filed thereafter on or about April 4, 2004, alleged claims for violations of Illinois Consumer Fraud Act, and unjust enrichment. The motion for class certification was stricken, but the court afforded leave to the Plaintiffs to file another motion. Plaintiffs have not yet filed another motion.

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

On April 17 and 18, 2006, the Company filed pleadings seeking to remove each of the Andro Actions to the respective federal district courts for the districts in which the respective Andro Actions are pending. Simultaneously, the Company filed motions seeking to transfer each of the Andro Actions to the United States District Court for the Southern District of New York so that they may be consolidated with the recently-

commenced bankruptcy case of MuscleTech Research and Development, Inc. and certain of its affiliates (collectively, “MuscleTech”), which is currently pending in the Superior Court of Justice, Ontario, Canada under the Companies’ Creditors Arrangement Act, R.S.C. 1985, c. C-36, as amended, Case No. 06-CL-6241, with a related proceeding styled In re MuscleTech Research and Development, Inc., et al., Case No. 06 Civ 538 (JSR) and pending in district court in the Southern District of New York pursuant to chapter 15 of title 11 of the United States Code. The Company believes that the pending Andro Actions are related to MuscleTech’s bankruptcy case by virtue of the fact that MuscleTech is contractually obligated to indemnify the Company for certain liabilities arising from the standard product indemnity stated in the Company’s purchase order terms and conditions or otherwise under state law. The Company’s requests to remove, transfer and consolidate the Andro Actions to federal court are pending before the respective federal district courts.

Based upon the information available to the Company at the present time, the Company believes that these matters will not have a material adverse effect upon its liquidity, financial condition or results of operations. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Class Action Settlement.  Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt or original product packaging as proof of purchase. If a person purchased the product, but does not have a cash register receipt or original product packaging, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. Register receipts or original product packaging, or signed affidavits, must be presented within a 90-day period after the settlement is approved by the court and the time for an appeal has ended. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period beginning in the first calendar quarter after the settlement is approved by the court and the time for an appeal has ended. The Company will issue a maximum of 5.0 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement the Company will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the second quarter 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006. As the sales of this product occurred in the late 1990s and early 2000s, the Company cannot reasonably estimate (1) how many of the purchasers of the product will receive notice or see the notice published in mass advertising media publications, (2) the amount of customers that will still have sales receipts or original product packaging for the products and (3) the amount of customers that sign an affidavit in lieu of a register receipt or original product packaging. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the entity (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.

Nutrition 21.  On June 23, 2005, General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, was sued by Nutrition 21, LLC in the United States District Court for the Eastern District of Texas. Nutrition 21 alleges that the GNC Subsidiary has infringed, and is continuing to infringe, United States

Patent No. 5,087,623, United States Patent No. 5,087,624, and United States Patent No. 5,175,156, all of which are entitled Chromic Picolinate Treatment, by offering for sale, selling, marketing, advertising, and promoting finished chromium picolinate products for uses set forth in these patents. Nutrition 21 has requested an injunction prohibiting the GNC subsidiary from infringing these patents and is seeking recovery of unspecified damages resulting from the infringement, including lost profits. Nutrition 21 asserts that lost profits should be trebled due to the GNC subsidiary’s alleged willful infringement, together with attorneys’ fees, interest and costs. The Company disputes the claims and intends to contest this suit vigorously. In its answer and counterclaims, the GNC subsidiary has asserted, and is seeking a declaratory judgment, that these patents are invalid, not infringed, and unenforceable. The GNC subsidiary has also asserted counterclaims in the suit for false patent marking and false advertising. A hearing on claim construction issues was held on April 20, 2006, but the court’s claim construction order has not yet been issued. The parties are presently pursuing discovery. The case is set for trial on December 11, 2006.

Franklin Publications.  On October 26, 2005, General Nutrition Corporation, a wholly owned subsidiary of the Company was sued in the Common Pleas Court of Franklin County, Ohio by Franklin Publications, Inc. (“Franklin”). The case was subsequently removed to the United States District Court for the Southern District of Ohio, Eastern Division. The lawsuit is based upon the GNC subsidiary’s termination, effective as of December 31, 2005, of two contracts for the publication of two monthly magazines mailed to certain GNC customers. Franklin is seeking a declaratory judgment as to its rights and obligations under the contracts and monetary damages for the GNC subsidiary’s alleged breach of the contracts. Franklin also alleges that the GNC subsidiary has interfered with Franklin’s business relationships with the advertisers in the publications, who are primarily GNC vendors, and has been unjustly enriched. Franklin does not specify the amount of damages sought, only that they are in excess of $25,000. The Company disputes the claims and intends to vigorously defend the lawsuit. The Company believes that the lawsuit will not have a material adverse effect on its liquidity, financial condition or results of operations. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.

Visa/MasterCard Antitrust Litigation.  The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and expects to collect this settlement in the second half of 2006.

Product Claim Settlement.  In March 2005, an individual purchased a nutritional supplement containing whey at one of the Company’s stores and, within minutes after preparing the mix, went into anaphylactic shock, allegedly as a result of an allergy to dairy products, and subsequently died. A pre-litigation complaint was presented to the Company alleging wrongful death among other claims. The product was labeled in accordance with FDA regulations in effect at the time. On July 18, 2006, the Company entered into a settlement agreement with the individual’s estate pursuant to which the Company did not admit liability, but agreed to pay approximately $1.3 million to the estate, which includes a $100,000 payment to a bona fide insurer on behalf of the individual’s sister in exchange for full general releases in favor of the Company. Under the applicable insurance policy covering the claim, the Company has a retention of $1.0 million, which was accrued in the second quarter of 2006, and the Company’s insurance carrier will fund the balance of the settlement.

Pennsylvania Claim

The Commonwealth of Pennsylvania has conducted an unclaimed property audit of General Nutrition, Inc., a wholly owned subsidiary of the Company for the period January 1, 1992 to December 31, 1997 generally and January 1, 1992 to December 31, 1999 for payroll and wages. As a result of the audit, the Pennsylvania Treasury Department has made an assessment of an alleged unclaimed property liability of the subsidiary in the amount of $4.1 million. The subsidiary regularly records normal course liabilities for actual unclaimed properties and does not agree with the assessment. The subsidiary filed an appeal, is currently involved in discussions with the Pennsylvania Department of Treasury staff and continues to vigorously defend against the assessment.

Item 1A.	Risk Factors.

The following risks comprise all the material risks of which we are aware; however, these risks and uncertainties may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also adversely affect our business or financial performance. The following risks could materially harm our business, financial condition, future results, and cash flow.

Risks Relating to Our Business and Industry

We operate in a highly competitive industry. Our failure to compete effectively could adversely affect our market share, revenues, and growth prospects.

The U.S. nutritional supplements retail industry is large and highly fragmented. Participants include specialty retailers, supermarkets, drugstores, mass merchants, multi-level marketing organizations, on-line merchants, mail-order companies, and a variety of other smaller participants. We believe that the market is also highly sensitive to the introduction of new products, including various prescription drugs, which may rapidly capture a significant share of the market. In the United States, we also compete for sales with heavily advertised national brands manufactured by large pharmaceutical and food companies, as well as other retailers. In addition, as some products become more mainstream, we experience increased competition for those products as more participants enter the market. For example, when the trend in favor of low-carbohydrate products developed, we experienced increased competition for our diet products from supermarkets, drug stores, mass merchants, and other food companies, which adversely affected sales of our diet products. Our international competitors include large international pharmacy chains, major international supermarket chains, and other large U.S.-based companies with international operations. Our wholesale and manufacturing operations compete with other wholesalers and manufacturers of third-party nutritional supplements. We may not be able to compete effectively and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to effectively compete could adversely affect our market share, revenues, and growth prospects.

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

We are highly dependent upon consumer perception of the safety and quality of our products, as well as similar products distributed by other companies. Consumer perception of products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. For example, sales of some of our VMHS products, such as St. John’s Wort, Sam-e, and Melatonin, and more recently sales of Vitamin E, were initially strong, but we believe decreased substantially as a result of negative publicity. As a result of the above factors, our operations may fluctuate significantly from quarter to quarter, which may impair our ability to make payments when due on our debt. Period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our products, and our ability to generate revenues.

Our failure to appropriately respond to changing consumer preferences and demand for new products could significantly harm our customer relationships and product sales.

Our business is particularly subject to changing consumer trends and preferences, especially with respect to our diet products. For example, the recent trend in favor of low-carbohydrate diets was not as dependent on diet products as many other dietary programs, which caused and may continue to cause a significant reduction in sales in our diet category. Our continued success depends in part on our ability to anticipate and respond to these changes, and we may not be able to respond in a timely or commercially appropriate manner to these changes. If we are unable to do so, our customer relationships and product sales could be harmed significantly.

Furthermore, the nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of our stores as a source for the latest products. This could harm our customer relationships and cause losses to our market share. The success of our new product offerings depends upon a number of factors, including our ability to:

•	accurately anticipate customer needs;

•	innovate and develop new products;

•	successfully commercialize new products in a timely manner;

•	price our products competitively;

•	manufacture and deliver our products in sufficient volumes and in a timely manner; and

•	differentiate our product offerings from those of our competitors.

If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could become obsolete, which could have a material adverse effect on our revenues and operating results.

Changes in our management team could affect our business strategy and adversely impact our performance and results of operations.

In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officer’s personal decision to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005 in order to enhance our business and reposition our operations for stronger future performance. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ’n Things, Inc., which is controlled by an affiliate of Apollo Management, L.P., an affiliate of our principal stockholder. He continues to serve as Merchandising Counselor. At that time, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our products are subject to federal laws and regulation by one or more federal agencies, including the Food and

Drug Administration, or FDA, the Federal Trade Commission, or FTC, the Consumer Product Safety Commission, the United States Department of Agriculture, and the Environmental Protection Agency. These activities are also regulated by various state, local, and international laws and agencies of the states and localities in which our products are sold. Government regulations may prevent or delay the introduction, or require the reformulation, of our products, which could result in lost revenues and increased costs to us. For instance, the FDA regulates, among other things, the composition, safety, labeling, and marketing of dietary supplements (including vitamins, minerals, herbs, and other dietary ingredients for human use). The FDA may not accept the evidence of safety for any new dietary ingredient that we may wish to market, may determine that a particular dietary supplement or ingredient presents an unacceptable health risk, and may determine that a particular claim or statement of nutritional value that we use to support the marketing of a dietary supplement is an impermissible drug claim or an unauthorized version of a “health claim.” See “Business — Government Regulations — Product Regulation” included in our Annual Report on Form 10-K for additional information. Any of these actions could prevent us from marketing particular dietary supplement products or making certain claims or statements of nutritional support for them. The FDA could also require us to remove a particular product from the market. For example, in April 2004, the FDA banned the sale of products containing ephedra. Sale of products containing ephedra amounted to approximately $35.2 million, or 3.3%, of our retail sales in 2003 and approximately $182.9 million, or 17.1%, of our retail sales in 2002. Any future recall or removal would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, any of which could be material. Any product recalls or removals could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of dietary supplements and other products have been considered from time to time. These developments could require reformulation of some products to meet new standards, recalls or discontinuance of some products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of some products, additional or different labeling, additional scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly. For example, legislation has been introduced in Congress to impose substantial new regulatory requirements for dietary supplements including adverse event reporting and other requirements. Key members of Congress and the dietary supplement industry have indicated that they have reached an agreement to support legislation requiring adverse event reporting. If enacted, new legislation could raise our costs and negatively impact our business. In addition, we expect that the FDA will soon adopt the proposed rules on Good Manufacturing Practice in manufacturing, packaging, or holding dietary ingredients and dietary supplements, which will apply to the products we manufacture. We may not be able to comply with the new rules without incurring additional expenses, which could be significant. See “Business — Government Regulation — Product Regulation” included in our Annual Report on Form 10-K for additional information.

Our failure to comply with FTC regulations and existing consent decrees imposed on us by the FTC could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against dietary supplement companies, including us, for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. As a result of these enforcement actions, we are currently subject to three consent decrees that limit our ability to make certain claims with respect to our products and required us to pay civil penalties and other amounts in the aggregate amount of $3.0 million. See “Business — Government Regulation — Product Regulation” included in our Annual Report on Form 10-K for additional information. Failure by us or our franchisees to comply with the consent decrees and applicable regulations could occur from time to time. Violations of these orders could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

Because we rely on our manufacturing operations to produce nearly all of the proprietary products we sell, disruptions in our manufacturing system or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our manufacturing operations produced approximately 33% of the products we sold for the second quarter of 2006 and approximately 35% for 2005. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the twelve months ended June 30, 2006, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war, or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.

If we fail to protect our brand name, competitors may adopt trade names that dilute the value of our brand name.

We have invested significant resources to promote our GNC brand name in order to obtain the public recognition that we have today. However, we may be unable or unwilling to strictly enforce our trademark in each jurisdiction in which we do business. In addition, because of the differences in foreign trademark laws concerning proprietary rights, our trademark may not receive the same degree of protection in foreign countries as it does in the United States. Also, we may not always be able to successfully enforce our trademark against competitors or against challenges by others. For example, a third party is currently challenging our right to register in the United States certain marks that incorporate our “GNC Live Well” trademark. Our failure to successfully protect our trademark could diminish the value and effectiveness of our past and future marketing efforts and could cause customer confusion. This could in turn adversely affect our revenues and profitability.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling, or using some aspect of our products, which could adversely affect our revenues and market share.

We are currently and may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling, or using some aspect of our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could adversely affect our revenues and profitability. We are currently subject to intellectual property infringement claims pursuant to litigation instituted against one of our wholly owned subsidiaries by a third party based on alleged infringement of patents by our subsidiary. We believe that these claims are without merit, and we intend to defend them vigorously. See “Item I, Legal Proceedings.”

A substantial amount of our revenues are generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.

As of June 30, 2006 approximately 34%, and as of December 31, 2005 35%, of our retail locations were operated by franchisees. Our franchise operations generated approximately 16% of our revenues for the three months ended June 30, 2006 and 17% of our revenues for the three months ended June 30, 2005. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.

If we are unable to attract new franchisees or to convince existing franchisees to open additional stores, any growth in royalties from franchised stores will depend solely upon increases in revenues at existing franchised stores, which could be minimal. In addition, our ability to open additional franchised locations is limited by the territorial restrictions in our existing franchise agreements as well as our ability to identify additional markets in the United States and other countries that are not currently saturated with the products we offer. If we are unable to open additional franchised locations, we will have to sustain additional growth internally by attracting new and repeat customers to our existing locations.

Economic, political, and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

As of June 30, 2006, we had 899 international franchised stores in 43 international markets. We derived 8.6% of our revenues for the second quarter of 2006 and 8.2% of our revenues for the year ended December 31, 2005 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:

•	political and economic instability of foreign markets;

•	foreign governments’ restrictive trade policies;

•	inconsistent product regulation or sudden policy changes by foreign agencies or governments;

•	the imposition of, or increase in, duties, taxes, government royalties, or non-tariff trade barriers;

•	difficulty in collecting international accounts receivable and potentially longer payment cycles;

•	increased costs in maintaining international franchise and marketing efforts;

•	difficulty in operating our manufacturing facility abroad and procuring supplies from overseas suppliers;

•	exchange controls;

•	problems entering international markets with different cultural bases and consumer preferences; and

•	fluctuations in foreign currency exchange rates.

Any of these risks could have a material adverse effect on our international operations and our growth strategy.

Franchise regulations could limit our ability to terminate or replace under-performing franchises, which could adversely impact franchise revenues.

As a franchisor, we are subject to federal, state, and international laws regulating the offer and sale of franchises. These laws impose registration and extensive disclosure requirements on the offer and sale of franchises and frequently apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise. We may, therefore, be required to retain an under-performing franchise and may be unable to replace the franchisee, which could adversely impact franchise revenues. In addition, we cannot predict the nature and effect of any future legislation or regulation on our franchise operations.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.

As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of June 30, 2006, we have been named as a defendant in 227 pending cases involving the sale of products that contain ephedra. See “Item I, Legal Proceedings.” Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for losses arising from claims related to products containing ephedra sold before December 5, 2003. All of the pending cases relate to products sold before that time.

We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.

We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers’ compensation insurance; and (6) various other areas. We are self-insured for other areas, including: (1) medical benefits; (2) workers’ compensation coverage in New York, with a stop loss of $250,000; (3) physical damage to our tractors, trailers, and fleet vehicles for field personnel use; and (4) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance, and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See ‘‘Item 1, Legal Proceedings.”

Risks Related to Our Substantial Debt

Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.

As of June 30, 2006, our total debt was approximately $472.3 million, and we had an additional $65.7 million available for borrowing on a secured basis under our $75.0 million senior revolving credit facility after giving effect to the use of $9.3 million of the revolving credit facility to secure letters of credit. All of the debt under our senior credit facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.

Our substantial debt could have important consequences on our financial condition. For example, it could:

•	require us to use all or a large portion of our cash to pay principal and interest on our debt, which could reduce the availability of our cash to fund working capital, capital expenditures, and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, dispose of assets, or pay cash dividends.

For additional information regarding the interest rates and maturity dates of our debt, see “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in Part II.

We require a significant amount of cash to service our debt. Our ability to generate cash depends on many factors beyond our control and, as a result, we may not be able to make payments on our debt obligations.

We may be unable to generate sufficient cash flow from operations, to realize anticipated cost savings and operating improvements on schedule or at all, or to obtain future borrowings under our credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. In addition, because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments on our debt. Under certain circumstances, legal and contractual restrictions, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. If we do not have sufficient liquidity, we may need to refinance or restructure all or a portion of our debt on or before maturity, sell assets, or borrow more money. We may not be able to do so on terms satisfactory to us or at all.

If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of June 30, 2006, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.

Changes in our results of operation or financial condition and other events may adversely affect our ability to comply with financial covenants in our senior credit facility or other debt covenants.

We are required by our senior credit facility to maintain certain financial ratios, including, but not limited to, fixed charge coverage and maximum total leverage ratios. Our ability to comply with these covenants and other provisions of the senior credit facility, the indentures governing Centers’ existing senior notes and senior subordinated notes, or similar covenants in future debt financings may be affected by changes in our operating and financial performance, changes in general business and economic conditions, adverse regulatory developments, or other events beyond our control. The breach of any of these covenants could result in a default under our debt, which could cause those and other obligations to become immediately due and payable. If any of our debt is accelerated, we may not be able to repay it.

Despite our and our subsidiaries’ current significant level of debt, we may still be able to incur more debt, which would increase the risks described above.

We and our subsidiaries may be able to incur substantial additional debt in the future, including secured debt. Although our senior credit facility and the indentures governing Centers’ existing senior notes and senior subordinated notes contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of qualifications and exceptions, and under certain circumstances, debt incurred in compliance with these restrictions could be substantial. If additional debt is added to our current level of debt, the substantial risks described above would increase.

Our principal stockholder may take actions that conflict with other stockholders and investors interests. This control may have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of other stockholders to approve transactions they may deem to be in their best interest.

Pursuant to our stockholders’ agreement, each of our current stockholders, including our principal stockholder, GNC Investors, LLC, has irrevocably granted to, and has appointed, Apollo Investment Fund V, L.P. as its proxy and attorney-in-fact to vote all of the shares of our common stock held by such stockholder at any time for all matters subject to the vote of the stockholders in the manner determined by Apollo Investment V in its sole and absolute discretion, whether at any meeting of the stockholders or by written consent or otherwise. The proxy remains in effect for so long as Apollo Investment V, together with related co-investment entities (which we refer to along with Apollo Investment Fund V as Apollo Funds V), which include our principal stockholder in certain circumstances, own at least 3,584,700 shares of our common stock. In addition, so long as Apollo Funds V own at least 3,584,700 shares of our common stock, and subject to the rights of the holders of our preferred stock, Apollo Investment Fund V has the right to nominate all of the members of our board of directors, and each of our current stockholders has agreed to vote all shares of common stock held by the stockholder to ensure the election of the directors nominated by Apollo Investment Fund V. As a result, Apollo Investment Fund V will continue to be able to exercise control over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions, and it will have significant control over our management and policies. This control may have the effect of delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Certain provisions of our corporate governing documents and Delaware law could discourage, delay, or prevent a merger or acquisition at a premium price.

Certain provisions of our organizational documents and Delaware law could discourage potential acquisition proposals, delay or prevent a change in control of our company, or limit the price that investors may be willing to pay in the future for shares of our common stock. For example, our certificate of incorporation and by-laws permit us to issue, without any further vote or action by the stockholders, up to 150,000,000 shares of preferred stock in one or more series and, with respect to each series, to fix the number of shares constituting the series and the designation of the series, the voting powers (if any) of the shares of the series, and the preferences and relative, participating, optional, and other special rights, if any, and any qualifications, limitations, or restrictions of the shares of the series. In addition, our certificate of incorporation permits our board of directors to adopt amendments to our by-laws.

Our holding company structure makes us dependent on our subsidiaries for our cash flow and subordinates the rights of our stockholders to the rights of creditors of our subsidiaries in the event of an insolvency or liquidation of any of our subsidiaries.

We are a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. Our subsidiaries are separate and distinct legal entities. As a result, our cash flow depends upon the earnings of our subsidiaries. In addition, we depend on the distribution of earnings, loans, or other payments by our subsidiaries to us. Our subsidiaries have no obligation to provide us with funds for our payment obligations. If there is an insolvency, liquidation, or other reorganization of any of our subsidiaries, our stockholders will have no right to proceed against their assets. Creditors of those subsidiaries will be entitled to payment in full from the sale or other disposal of the assets of those subsidiaries before we, as a stockholder, would be entitled to receive any distribution from that sale or disposal.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2006, we issued 128,025 shares of our common stock to a former director upon the exercise of a vested stock option and the payment of an aggregate of $450,000. The shares were issued in a transaction exempt from the registration requirements of the Securities Act of in reliance on Section 4(2) of the Securities Act as a transaction not involving a public offering. The shares are restricted securities as defined in Rule 144 under the Securities Act.

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

August 4, 2006

/s/  Curtis J. Larrimer
Curtis J. Larrimer
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

August 4, 2006