Form 10-Q
period 2006-09-30
GNC CORP
filed 2006-10-27
CIK 1273886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 333-116040
GNC CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	72-1575170
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

300 Sixth Avenue
Pittsburgh, Pennsylvania	15222
(Address of principal executive offices)	(Zip Code)
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
     As of October 27, 2006, 50,563,948 shares of the GNC Corporation’s $0.01 par value Common Stock (the “Common Stock”) were outstanding.

PAGE
PART I- FINANCIAL INFORMATION

Explanatory Note.	2

Item 1. Financial Statements.

Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005	3

Unaudited Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2006 and 2005 and for the nine months ended September 30, 2006 and 2005	4

Unaudited Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2006	5

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005	6

Summarized Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	35

Item 4. Controls and Procedures.	35

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.	36

Item 1A. Risk Factors.	39

Item 6. Exhibits.	45

Signatures	46
EX-31.1
EX-31.2
EX-32.1
EXPLANATORY NOTE
          On July 27, 2006, the Company filed its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. The Second Amended and Restated Certificate of Incorporation authorized each issued and outstanding share of our common stock to be split in a ratio of 1.707 for one (the “Stock Split’’) effective as of July 27, 2006. No fractional shares of common stock were issued as a result of the Stock Split. Unless otherwise indicated, all references to the number of shares in this report have been adjusted to reflect the stock split on a retroactive basis.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
GNC CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2006	2005 *
	(unaudited)
Current assets:
Cash and cash equivalents	$87,360	$86,013
Receivables, net of reserve of $3,792 and $8,898, respectively	82,137	70,630
Inventories, net (Note 3)	313,531	298,166
Deferred tax assets, net	18,078	13,861
Other current assets	27,413	30,826

Total current assets	528,519	499,496

Long-term assets:
Goodwill (Note 4)	81,044	80,109
Brands (Note 4)	212,000	212,000
Other intangible assets, net (Note 4)	24,011	26,460
Property, plant and equipment, net	169,843	179,482
Deferred financing fees, net	13,890	16,125
Deferred tax assets, net	676	45
Other long-term assets	6,295	10,114

Total long-term assets	507,759	524,335

Total assets	$1,036,278	$1,023,831

Current liabilities:
Accounts payable, includes cash overdraft of $5,576 and $5,063, respectively	$112,356	$104,595
Accrued payroll and related liabilities	23,808	20,812
Accrued income taxes	7,327	2,280
Accrued interest	9,195	7,877
Current portion, long-term debt	2,143	2,117
Other current liabilities	70,991	64,826

Total current liabilities	225,820	202,507

Long-term liabilities:
Long-term debt	469,668	471,244
Other long-term liabilities	10,828	10,891

Total long-term liabilities	480,496	482,135

Total liabilities	706,316	684,642

Cumulative redeemable exchangeable preferred stock, $0.01 par value, 110,000 shares authorized, 100,000 shares issued and outstanding (liquidation preference of $148,198 and $136,349, respectively)	139,063	127,115

Stockholders’ equity:
Common stock, $0.01 par value, 160,000,000 shares authorized, 50,563,948 and 50,422,054 shares issued and outstanding, respectively	506	504
Paid-in-capital	129,845	177,407
Retained earnings	59,380	32,939
Accumulated other comprehensive income	1,168	1,224

Total stockholders’ equity	190,899	212,074

Total liabilities and stockholders’ equity	$1,036,278	$1,023,831

*	Footnotes summarized from the Audited Financial Statements.
The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(unaudited)
(in thousands)

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Revenue	$367,735	$322,559	$1,137,399	$992,341

Cost of sales, including costs of warehousing, distribution and occupancy	241,251	222,084	751,451	676,264

Gross profit	126,484	100,475	385,948	316,077

Compensation and related benefits	60,831	58,432	187,300	171,975
Advertising and promotion	10,982	8,639	41,337	36,780
Other selling, general and administrative	21,860	18,536	66,421	56,265
Foreign currency gain	(3)	(80)	(705)	(137)
Other expense (income)	1,078	—	1,078	(2,500)

Operating income	31,736	14,948	90,517	53,694

Interest expense, net (Note 5)	9,687	9,957	29,484	33,233

Income before income taxes	22,049	4,991	61,033	20,461

Income tax expense	8,181	1,816	22,644	7,439

Net income	13,868	3,175	38,389	13,022

Other comprehensive (loss) income	(12)	805	(56)	271

Comprehensive income	$13,856	$3,980	$38,333	$13,293

Income per share — Basic and Diluted :

Net income	$13,868	$3,175	$38,389	$13,022
Cumulative redeemable exchangeable preferred stock dividends and accretion	(4,100)	(3,646)	(11,948)	(10,626)

Net income (loss) available to common stockholders	$9,768	$(471)	$26,441	$2,396

Earnings (loss) per share:
Basic	$0.19	$(0.01)	$0.52	$0.05
Diluted	$0.18	$(0.01)	$0.50	$0.05

Weighted average shares outstanding:
Basic	50,563,948	50,564,650	50,511,824	50,659,617
Diluted	52,475,750	50,564,650	54,423,626	51,593,403
The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity
(in thousands, except share data)

					Accumulated
					Other	Total
	Common Stock			Retained	Comprehensive	Stockholders’
	Shares	Dollars	Paid-in-Capital	Earnings	Income/(Loss)	Equity
Balance at December 31, 2005	50,422,054	$504	$177,407	$32,939	$1,224	$212,074

Repurchase and retirement of common stock	(28,806)	—	(68)	—	—	(68)
Non-cash stock-based compensation	42,675	—	1,887	—	—	1,887
Exercise of stock options	128,025	2	448	—	—	450
Tax benefit from exercise of stock options	—	—	105	—	—	105
Preferred stock dividends	—	—	—	(11,849)	—	(11,849)
Amortization of preferred stock issuance costs	—	—	—	(99)	—	(99)
Net income	—	—	—	38,389	—	38,389
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	—	(49,934)	—	—	(49,934)
Foreign currency translation adjustments	—	—	—	—	(56)	(56)

Balance at September 30, 2006 (unaudited)	50,563,948	$506	$129,845	$59,380	$1,168	$190,899

The accompanying notes are an integral part of the consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,389	$13,022

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	25,730	27,840
Fixed asset write-off	220	366
Loss on sale of subsidiary	1,078	—
Deferred fee writedown — early debt extinguishment	—	3,890
Amortization of intangible assets	3,471	2,985
Amortization of deferred financing fees	2,235	2,103
Increase in provision for inventory losses	6,176	5,889
Non-cash stock-based compensation	1,887	—
(Decrease) increase in provision for losses on accounts receivable	(1,984)	1,894
(Increase) decrease in net deferred taxes	(4,848)	6,368
Changes in assets and liabilities:
Increase in receivables	(11,660)	(7,665)
Increase in inventory, net	(20,890)	(13,431)
Decrease in franchise note receivables, net	3,598	7,568
Decrease in other assets	4,182	5,805
Increase (decrease) in accounts payable	7,214	(23,128)
Increase in accrued taxes	5,047	—
Increase in interest payable	1,317	7,301
Increase (decrease) in accrued liabilities	7,693	(6,153)

Net cash provided by operating activities	68,855	34,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,050)	(13,819)
Sales of corporate stores to franchisees	—	23
Store acquisition costs	(591)	(547)

Net cash used in investing activities	(16,641)	(14,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	(49,934)	—
Repurchase and retirement of common stock	(68)	(834)
Proceeds from exercised stock options	450	—
Tax benefit from exercise of stock options	105	—
Increase (decrease) in cash overdrafts	513	(1,067)
Proceeds from senior notes issuance	—	150,000
Payments on long-term debt	(1,550)	(186,500)
Debt and equity financing fees	(405)	(4,672)

Net cash used in financing activities	(50,889)	(43,073)

Effect of exchange rate on cash	22	4

Net increase (decrease) in cash	1,347	(22,758)
Beginning balance, cash	86,013	85,161

Ending balance, cash	$87,360	$62,403

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
          The Company’s organizational structure is vertically integrated as the operations consist of purchasing raw materials, formulating and manufacturing products and selling the finished products through its Retail, Franchising and Manufacturing/Wholesale segments. The Company operates primarily in three business segments: Retail; Franchising; and Manufacturing/Wholesale. Corporate retail store operations are located in North America and Puerto Rico and in addition the Company offers products domestically through www.gnc.com and drugstore.com. Franchise stores are located in the United States and 47 international markets. The Company operates its primary manufacturing facilities in South Carolina and distribution centers in Arizona, Pennsylvania and South Carolina. The Company also operates a smaller manufacturing facility in Australia. The Company manufactures the majority of its branded products, but also merchandises various third-party products. Additionally, the Company licenses the use of its trademarks and trade names.
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

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, excluding antidilutive shares, under the Company’s stock option plan. See “Stock-based Compensation Plans’’ note for additional disclosure. The following table represents the Company’s basic and diluted earning per share.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$13,868	$3,175	$38,389	$13,022
Cumulative redeemable exchangeable preferred stock dividends and accretion	(4,100)	(3,646)	(11,948)	(10,626)

Net income (loss) available to common stockholders	$9,768	$(471)	$26,441	$2,396

Weighted average shares	50,563,948	50,564,650	50,511,824	50,659,617
Effect of dilutive employee stock options	1,911,802	—	1,911,802	933,786

Diluted weighted average shares	52,475,750	50,564,650	52,423,626	51,593,403

Basic earnings (loss) per share	$0.19	$(0.01)	$0.52	$0.05
Diluted earnings (loss) per share	$0.18	$(0.01)	$0.50	$0.05
          Cash and Cash Equivalents. The Company considers cash and cash equivalents to include all cash and liquid deposits and investments with a maturity of three months or less. The majority of payments due from banks for third-party credit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card transactions are classified as cash and the amounts due from these transactions totaled $2.9 million at September 30, 2006 and $2.6 million at December 31, 2005.
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company continues to evaluate the adoption of SFAS 157 and its impact on the Company’s consolidated financial statements or results of operations.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin were issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements starting with the year ending December 31, 2006. The Company continues to evaluate the adoption of SAB 108 and its impact on the Company’s consolidated financial statements or results of operations and based on current information, the Company does not believe that it will have material impact.
          In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company continues to evaluate the adoption of FIN 48 and its impact on the Company’s consolidated financial statements or results of operations.
          In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. The Company is evaluating the impact, if any, that EITF 06-03 may have on the Company’s consolidated financial statements or results of operations.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. The Company is required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for the Company starting January 1, 2006 and the Company elected to use the modified prospective application method. The impact of this statement on the Company’s consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of September 30, 2006, the Company expects compensation expense, net of tax, of $1.0 million to $2.5 million for the year ending December 31, 2006. Refer to the “Stock Based Compensation Plans” note for additional disclosure.
NOTE 3. INVENTORIES, NET
          Inventories at each respective period consisted of the following:

	September 30, 2006
			Net Carrying
	Gross cost	Reserves	Value
		(unaudited)
		(in thousands)
Finished product ready for sale	$264,616	$(8,427)	$256,189
Work-in-process, bulk product and raw materials	54,873	(2,157)	52,716
Packaging supplies	4,626	—	4,626

	$324,115	$(10,584)	$313,531

	December 31, 2005
			Net Carrying
	Gross cost	Reserves	Value
		(in thousands)
Finished product ready for sale	$257,525	$(10,025)	$247,500
Work-in-process, bulk product and raw materials	48,513	(2,128)	46,385
Packaging supplies	4,281	—	4,281

	$310,319	$(12,153)	$298,166

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
          For the nine months ended September 30, 2006, the Company acquired 60 franchise stores. These acquisitions are accounted for utilizing the purchase method of accounting and the Company records the acquired inventory, fixed assets, franchise rights and goodwill, with an applicable reduction to receivables and cash. The total purchase price associated with these acquisitions was $3.2 million, of which $0.6 million was paid in cash. Also as a result of these acquisitions, the Company reclassified $2.1 million of goodwill and $6.0 million of brand intangibles from the Franchise segment to the Retail segment during the nine months ended September 30, 2006. The reclassification was determined based on the relative fair value of the acquired franchise stores.
          The following table summarizes the Company’s goodwill activity from December 31, 2005 to September 30, 2006.

			Manufacturing/
	Retail	Franchising	Wholesale	Total
	(in thousands)
Balance at December 31, 2005	$22,970	$56,693	$446	$80,109
Additions: Acquired franchise stores	935	—	—	935
Reclassification: Due to franchise store aquisitions	2,131	(2,131)	—	—

Balance at September 30, 2006 (unaudited)	$26,036	$54,562	$446	$81,044

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          The following table summarizes the Company’s intangible asset activity from December 31, 2005 to September 30, 2006.

		Retail	Franchise	Operating	Franchise
	Gold Card	Brand	Brand	Agreements	Rights	Total
	(in thousands)
Balance at December 31, 2005	$514	$59,659	$152,341	$24,296	$1,650	$238,460

Additions: Acquired franchise stores	—	—	—	—	1,022	1,022
Reclassification: Due to franchise store aquisitions	—	5,959	(5,959)	—	—	—
Amortization expense	(386)	—	—	(2,208)	(877)	(3,471)

Balance at September 30, 2006 (unaudited)	$128	$65,618	$146,382	$22,088	$1,795	$236,011

          The following table reflects the gross carrying amount and accumulated amortization for each major intangible asset:

	Estimated	September 30, 2006			December 31, 2005
	Life		Accumulated	Carrying		Accumulated	Carrying
	in years	Cost	Amortization	Amount	Cost	Amortization	Amount
	(unaudited)
	(in thousands)
Brands — retail	—	$65,618	$—	$65,618	$59,659	$—	$59,659
Brands — franchise	—	146,382	—	146,382	152,341	—	152,341
Gold card — retail	3	2,230	(2,119)	111	2,230	(1,784)	446
Gold card — franchise	3	340	(323)	17	340	(272)	68
Retail agreements	5 — 10	8,500	(3,332)	5,168	8,500	(2,447)	6,053
Franchise agreements	10 — 15	21,900	(4,980)	16,920	21,900	(3,657)	18,243
Franchise rights	1 — 5	2,820	(1,025)	1,795	1,798	(148)	1,650

		$247,790	$(11,779)	$236,011	$246,768	$(8,308)	$238,460

          The following table represents future estimated amortization expense of other intangible assets, net, with definite lives at September 30, 2006:

Estimated
amortization
expense
(unaudited)
(in thousands)
Years ending December 31,

2006 (1)	$1,116
2007	3,688
2008	3,344
2009	2,494
2010	2,397
Thereafter	10,972

Total	$24,011

(1)	This period is a partial year and represents the period from October 1 to December 31, 2006.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 5. INTEREST EXPENSE
The Company’s net interest expense for each respective period is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Senior credit facility
Term Loan	$1,973	$1,608	$5,693	$4,930
Revolver	158	160	477	459
8 5/8% Senior Notes	3,234	3,234	9,703	9,092
8 1/2 % Senior Subordinated Notes	4,569	4,569	13,706	13,706
Deferred financing fees	757	719	2,235	2,103
Deferred fee writedown — early extinguishment	—	—	—	3,890
Mortgage	200	217	546	672
Interest income -— other	(1,204)	(550)	(2,876)	(1,619)

Interest expense, net	$9,687	$9,957	$29,484	$33,233

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
          Ephedra (Ephedrine Alkaloids). As of September 30, 2006, the Company has been named as a defendant in 134 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.

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
     Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the Court granted part of the Company’s motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the Company’s motion for summary judgment and Plaintiffs’ motion for class certification, both of which remain pending.
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

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt or original product packaging as proof of purchase. If a person purchased the product, but does not have a cash register receipt or original product packaging, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. Register receipts or original product packaging, or signed affidavits, must be presented within a 90-day period after the settlement is approved by the court and the time for an appeal has ended. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period beginning in the first calendar quarter after the settlement is approved by the court and the time for an appeal has ended. The Company will issue a maximum of 5.0 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement the Company will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the quarter ended September 30, 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006. As the sales of this product occurred in the late 1990s and early 2000s, the Company cannot reasonably estimate (1) how many of the purchasers of the product will receive notice or see the notice published in mass advertising media publications, (2) the amount of customers that will still have sales receipts or original product packaging for the products and (3) the amount of customers that sign an affidavit in lieu of a register receipt or original product packaging. To date, there have been 612 requests for coupons. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the entity (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
          Nutrition 21. On June 23, 2005, General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, was sued by Nutrition 21, LLC in the United States District Court for the Eastern District of Texas. Nutrition 21 alleges that the GNC Subsidiary has infringed, and is continuing to infringe, United States Patent No. 5,087,623, United States Patent No. 5,087,624, and United States Patent No. 5,175,156, all of which are entitled Chromic Picolinate Treatment, by offering for sale, selling, marketing, advertising, and promoting finished chromium picolinate products for uses set forth in these patents. Nutrition 21 has requested an injunction prohibiting the GNC subsidiary from infringing these patents and is seeking recovery of unspecified damages resulting from the infringement, including lost profits. Nutrition 21 asserts that lost profits should be trebled due to the GNC subsidiary’s alleged willful infringement, together with attorneys’ fees, interest and costs. The Company disputes the claims and intends to contest this suit vigorously. In its answer and counterclaims, the GNC subsidiary has asserted, and is seeking a declaratory judgment, that these patents are invalid, not infringed, and unenforceable. The GNC subsidiary has also asserted counterclaims in the suit for false patent marking and false advertising. A hearing on claim construction issues was held on April 20, 2006 and the court has issued a claim construction order. The parties are presently pursuing discovery. The case is not presently set for trial, but we expect that it will be docketed for trial in the first half of 2007. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
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
          Wage and Hour Claim. On August 11, 2006, Centers and General Nutrition Corporation, a wholly owned subsidiary of the Company, was sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Counsel for the plaintiffs contends that Centers and GNC improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. The Company intends to vigorously defend the lawsuit and believes that it will not have any additional material impact on its consolidated financial statements.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          Visa/MasterCard Antitrust Litigation. The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and expects to collect this settlement in the fourth quarter of 2006.
          Product Claim Settlement. In March 2005, an individual purchased a nutritional supplement containing whey at one of the Company’s stores and, within minutes after preparing the mix, went into anaphylactic shock, allegedly as a result of an allergy to dairy products, and subsequently died. A pre-litigation complaint was presented to the Company alleging wrongful death among other claims. The product was labeled in accordance with FDA regulations in effect at the time. On July 18, 2006, the Company entered into a settlement agreement with the individual’s estate pursuant to which the Company did not admit liability, but agreed to pay approximately $1.3 million to the estate, which includes a $100,000 payment to a bona fide insurer on behalf of the individual’s sister in exchange for full general releases in favor of the Company. Under the applicable insurance policy covering the claim, the Company has a retention of $1.0 million, which was accrued in the second quarter of 2006. In the third quarter of 2006, the Company paid the $1.0 million retention and its insurance carrier funded the balance of the settlement.
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
NOTE 7. STOCK-BASED COMPENSATION PLANS
          On December 5, 2003 the Board of Directors of the Company (the “Board”) approved and adopted the GNC Corporation (f/k/a General Nutrition Centers Holding Company) 2003 Omnibus Stock Incentive Plan (the “Plan”). The purpose of the Plan is to enable the Company to attract and retain highly qualified personnel who will contribute to the success of the Company. The Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and performance shares. The Plan is available to certain eligible employees, directors, consultants or advisors as determined by the administering committee of the Board. The total number of shares of Common Stock reserved and available for the Plan is 6.8 million shares. Stock options under the Plan generally are granted at fair market value, vest over a four-year vesting schedule and expire after seven years from date of grant. If stock options are granted at an exercise price that is less than fair market value at the date of grant, compensation expense is recognized immediately for the intrinsic value. As of September 30, 2006 there were 4.8 million outstanding stock options under the Plan. No stock appreciation rights, restricted stock, deferred stock or performance shares were granted under the Plan as of September 30, 2006.
          The following table outlines total stock options activity under the Plan:

		Weighted
		Average	Aggregate
	Total Options	Exercise Price	Intrinsic Value
			(in thousands)
Outstanding at December 31, 2005	4,706,403	$3.52
Granted	485,641	5.65
Exercised	(128,025)	3.52
Forfeited	(285,323)	5.04

Outstanding at September 30, 2006 (unaudited)	4,778,696	3.65	$41,499

Exercisable at September 30, 2006 (unaudited)	2,337,769	$3.56	$20,501

          The Company adopted SFAS No. 123(R), effective January 1, 2006. The Company selected the modified prospective method, which does not require adjustment to prior period financial statements and measures expected future compensation cost for stock-based awards at fair value on grant date. The Company utilizes the Black-Scholes model to calculate the fair value of options under SFAS No. 123(R), which is consistent with disclosures previously included in prior year financial statements under SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148 “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS No. 148”). The resulting compensation cost is recognized in the Company’s financial statements over the option vesting period. As of the date of adoption of SFAS No 123(R), the net unrecognized compensation cost, after taking into consideration estimated forfeitures, related to options outstanding was $4.4 million and at September 30, 2006 was $4.3 million and is expected to be recognized over a weighted average period of approximately 1.9 years. The amount of cash received from the exercise of stock options during the nine months ended September 30, 2006 was $0.5 million and the related tax benefit was $0.1 million. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $0.3 million.

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
          As of September 30, 2006, the weighted average remaining contractual life of outstanding options was 5.0 years and the weighted average remaining contractual life of exercisable options was 4.7 years. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.59 and $2.40, respectively.
          SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. Stock-based compensation expense for the three and nine months ended September 30, 2006 includes $0.7 million and $1.6 million, respectively, of stock option expense recorded as a result of the adoption of SFAS No. 123(R).
          As stated above, SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. The Company utilizes the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. As the Company has had minimal exercises of stock options through September 30, 2006, the expected option term has been estimated by considering both the vesting period, which is typically four years, and the contractual term of seven years. As the Company’s underlying stock is not publicly traded on an open market, the Company utilized a historical industry average to estimate the expected volatility. The assumptions used in the Company’s Black-Scholes valuation related to stock option grants made for the nine months ended September 30, 2006 and 2005 were as follows:

	September 30,	September 30,
	2006	2005
	(unaudited)
Dividend yield	0.00%	0.00%
Expected option life	5 years	5 years
Volatility factor percentage of market price	22.00%	24.00%
Discount rate	4.59% — 5.10%	3.84% — 4.18%
          As the Black-Scholes option valuation model utilizes certain estimates and assumptions, the existing models do not necessarily represent the definitive fair value of options for future periods.
          Prior to the adoption of SFAS No. 123(R), and as permitted under SFAS No. 123, the Company measured compensation expense related to stock options in accordance with Accounting Principles Board (“APB”) No. 25 and related interpretations which use the intrinsic value method. If compensation expense were determined based on the estimated fair value of options granted, consistent with the fair market value method in SFAS No. 123, its net income for the three and nine months ended September 30, 2005 would be reduced to the pro forma amounts indicated below:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
	(unaudited)
	(in thousands)
Net (loss) income available to common stockholders, as reported	$(471)	$2,396
Less: total stock-based employee compensation costs determined using fair value method, net of tax	(187)	(582)

Adjusted net (loss) income	$(658)	$1,814

Earnings Per Share — Basic and Diluted
Basic (loss) earnings per share
— as reported	$(0.01)	$0.05
— pro forma	$(0.01)	$0.04
Diluted (loss) earnings per share
— as reported	$(0.01)	$0.05
— pro forma	$(0.01)	$0.04
Weighted average common shares outstanding:
— basic.	50,564,650	50,659,617
— diluted.	50,564,650	51,593,403

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 8. SEGMENTS
          The Company has three operating segments each of which is a reportable segment. The operating segments represent identifiable components of the Company for which separate financial information is available. This information is utilized by management to assess performance and allocate assets accordingly. The Company’s management evaluates segment operating results based on several indicators. The primary key performance indicators are sales and operating income or loss for each segment. Operating income or loss, as evaluated by management, excludes certain items that are managed at the consolidated level, such as warehousing and distribution costs and other corporate costs. The following table represents key financial information for each of the Company’s operating segments, identifiable by the distinct operations and management of each: Retail, Franchising, and Manufacturing/Wholesale. The Retail segment includes the Company’s corporate store operations in the United States and Canada and the sales generated through www.gnc.com. The Franchise segment represents the Company’s franchise operations, both domestically and internationally. The Manufacturing/Wholesale segment represents the Company’s manufacturing operations in South Carolina and Australia and the wholesale sales business. This segment supplies the Retail and Franchise segments, along with various third parties, with finished products for sale. The Warehousing and Distribution costs, Corporate costs, and other unallocated costs represent the Company’s administrative expenses. The accounting policies of the segments are the same as those described in the “Basis of Presentation and Summary of Significant Accounting Policies’’ included in our Annual Report on Form 10-K.

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)
Revenue:
Retail	$274,156	$239,172	$853,806	$744,701
Franchise	60,727	53,144	180,341	163,525
Manufacturing/Wholesale:
Intersegment (1)	44,770	45,749	130,500	150,467
Third Party	32,852	30,243	103,252	84,115

Sub total Manufacturing/Wholesale	77,622	75,992	233,752	234,582
Sub total segment revenues	412,505	368,308	1,267,899	1,142,808
Intersegment elimination (1)	(44,770)	(45,749)	(130,500)	(150,467)

Total revenue	$367,735	$322,559	$1,137,399	$992,341

(1)	Intersegment revenues are eliminated from consolidated revenue.

Operating income:
Retail	$31,012	$16,431	$99,921	$55,537
Franchise	17,213	14,640	48,311	37,607
Manufacturing/Wholesale	14,279	11,477	38,789	36,087
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12,644)	(12,565)	(37,965)	(37,435)
Corporate costs	(17,046)	(15,035)	(57,461)	(40,602)
Other (expense) income	(1,078)	—	(1,078)	2,500

Sub total unallocated corporate and other (costs) income	(30,768)	(27,600)	(96,504)	(75,537)

Total operating income	$31,736	$14,948	$90,517	$53,694

	September 30,	December 31,
	2006	2005
	(in thousands)
	(unaudited)
Total assets:
Retail	$466,698	$441,364
Franchise	284,795	290,092
Manufacturing / Wholesale	151,587	148,445
Corporate / Other	133,198	143,930

Total assets	$1,036,278	$1,023,831

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
NOTE 9. SUPPLEMENTAL GUARANTOR INFORMATION
          As of September 30, 2006 and December 31, 2005, the Company’s debt included Centers’ senior credit facility, its Senior Notes and its Senior Subordinated Notes. The senior credit facility has been guaranteed by the Company and its domestic subsidiaries. The Senior Notes are general unsecured obligations of Centers and rank secondary to Centers’ senior credit facility and are senior in right of payment to all existing and future subordinated obligations of Centers, including Centers Senior Subordinated Notes. The Senior Notes are unconditionally guaranteed on an unsecured basis by all of Centers’ existing and future material domestic subsidiaries. The Senior Subordinated Notes are general unsecured obligations and are guaranteed on a senior subordinated basis by certain of Centers’ domestic subsidiaries and rank secondary to Centers’ senior credit facility and Senior Notes. Guarantor subsidiaries include the Company’s direct and indirect domestic subsidiaries as of the respective balance sheet dates. Non-guarantor subsidiaries include the remaining direct and indirect foreign subsidiaries. The subsidiary guarantors are 100% owned by the Company. The guarantees are full and unconditional and joint and several.
          Presented below are condensed consolidated financial statements of the Company, Centers as the issuer, and the combined guarantor and non-guarantor subsidiaries as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005. The guarantor and non-guarantor subsidiaries are presented in a combined format as their individual operations are not material to the Company’s consolidated financial statements. Investments in subsidiaries are either consolidated or accounted for under the equity method of accounting. Intercompany balances and transactions have been eliminated.
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
September 30, 2006

Current assets
Cash and cash equivalents	$—	$—	$82,919	$4,441	$—	$87,360
Receivables, net	—	—	80,804	1,333	—	82,137
Intercompany receivables	—	2,366	30,873	—	(33,239)	—
Inventories, net	—	—	297,235	16,296	—	313,531
Other current assets	1,670	246	38,589	4,986	—	45,491

Total current assets	1,670	2,612	530,420	27,056	(33,239)	528,519

Goodwill	—	—	80,102	942	—	81,044
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	149,832	20,011	—	169,843
Investment in subsidiaries	331,839	802,310	9,794	—	(1,143,943)	—
Other assets	—	14,096	39,482	74	(8,780)	44,872

Total assets	$333,509	$819,018	$1,018,630	$51,083	$(1,185,962)	$1,036,278

Current liabilities
Current liabilities	$1,181	$8,366	$205,527	$10,746	$—	$225,820
Intercompany payables	2,366	19,362	—	11,511	(33,239)	—

Total current liabilities	3,547	27,728	205,527	22,257	(33,239)	225,820

Long-term debt	—	459,451	—	18,997	(8,780)	469,668
Other long-term liabilities	—	—	10,793	35	—	10,828

Total liabilities	3,547	487,179	216,320	41,289	(42,019)	706,316
Cumulative redeemable exchangeable preferred stock	139,063	—	—	—	—	139,063
Total stockholders’ equity (deficit)	190,899	331,839	802,310	9,794	(1,143,943)	190,899

Total liabilities and stockholders’ equity (deficit)	$333,509	$819,018	$1,018,630	$51,083	$(1,185,962)	$1,036,278

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Balance Sheets

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
December 31, 2005

Current assets
Cash and cash equivalents	$—	$—	$83,143	$2,870	$—	$86,013
Receivables, net	—	—	69,518	1,112	—	70,630
Intercompany receivables	—	1,809	33,079	—	(34,888)	—
Inventories, net	—	—	283,511	14,655	—	298,166
Other current assets	—	97	39,825	4,765	—	44,687

Total current assets	—	1,906	509,076	23,402	(34,888)	499,496

Goodwill	—	—	79,167	942	—	80,109
Brands	—	—	209,000	3,000	—	212,000
Property, plant and equipment, net	—	—	158,877	20,605	—	179,482
Investment in subsidiaries	340,880	809,105	7,081	—	(1,157,066)	—
Other assets	—	16,331	45,120	73	(8,780)	52,744

Total assets	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

Current liabilities
Current liabilities	$(118)	$5,801	$188,362	$8,462	$—	$202,507
Intercompany payables	1,809	20,474	—	12,605	(34,888)	—

Total current liabilities	1,691	26,275	188,362	21,067	(34,888)	202,507

Long-term debt	—	460,187	—	19,837	(8,780)	471,244
Other long-term liabilities	—	—	10,854	37	—	10,891

Total liabilities	1,691	486,462	199,216	40,941	(43,668)	684,642
Cumulative redeemable exchangeable preferred stock	127,115	—	—	—	—	127,115
Total stockholders’ equity (deficit)	212,074	340,880	809,105	7,081	(1,157,066)	212,074

Total liabilities and stockholders’ equity (deficit)	$340,880	$827,342	$1,008,321	$48,022	$(1,200,734)	$1,023,831

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Three months ended September 30, 2006

Revenue	$—	$—	$348,570	$21,102	$(1,937)	$367,735

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	227,815	15,373	(1,937)	241,251

Gross profit	—	—	120,755	5,729	—	126,484

Compensation and related benefits	—	—	57,436	3,395	—	60,831
Advertising and promotion	—	—	10,836	146	—	10,982
Other selling, general and administrative	100	490	20,886	384	—	21,860
Subsidiary (income) loss	(13,932)	(14,716)	28	—	28,620	—
Other (income) expense	—	—	(6)	1,081	—	1,075

Operating income (loss)	13,832	14,226	31,575	723	(28,620)	31,736

Interest expense, net	—	757	8,598	332	—	9,687

Income (loss) before income taxes	13,832	13,469	22,977	391	(28,620)	22,049

Income tax (benefit) expense	(36)	(463)	8,261	419	—	8,181

Net income (loss)	$13,868	$13,932	$14,716	$(28)	$(28,620)	$13,868

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Nine months ended September 30, 2006

Revenue	$—	$—	$1,081,953	$63,309	$(7,863)	$1,137,399

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	713,598	45,716	(7,863)	751,451

Gross profit	—	—	368,355	17,593	—	385,948

Compensation and related benefits	—	—	177,269	10,031	—	187,300
Advertising and promotion	—	—	40,798	539	—	41,337
Other selling, general and administrative	295	2,000	62,894	1,232	—	66,421
Subsidiary (income) loss	(38,575)	(41,238)	(2,767)	—	82,580	—
Other (income) expense	—	—	(19)	392	—	373

Operating income (loss)	38,280	39,238	90,180	5,399	(82,580)	90,517

Interest expense, net	—	2,234	26,203	1,047	—	29,484

Income (loss) before income taxes	38,280	37,004	63,977	4,352	(82,580)	61,033

Income tax (benefit) expense	(109)	(1,571)	22,739	1,585	—	22,644

Net income (loss)	$38,389	$38,575	$41,238	$2,767	$(82,580)	$38,389

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Three months ended September 30, 2005

Revenue	$—	$—	$307,427	$17,696	$(2,564)	$322,559

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	211,586	13,062	(2,564)	222,084

Gross profit	—	—	95,841	4,634	—	100,475

Compensation and related benefits	—	—	55,370	3,062	—	58,432
Advertising and promotion	—	—	8,501	138	—	8,639
Other selling, general and administrative	41	522	16,667	1,306	—	18,536
Subsidiary (income) loss	(3,202)	(3,990)	204	—	6,988	—
Other income	—	—	(22)	(58)	—	(80)

Operating income (loss)	3,161	3,468	15,121	186	(6,988)	14,948

Interest expense, net	—	719	8,868	370	—	9,957

Income (loss) before income taxes	3,161	2,749	6,253	(184)	(6,988)	4,991

Income tax (benefit) expense	(14)	(453)	2,263	20	—	1,816

Net income (loss)	$3,175	$3,202	$3,990	$(204)	$(6,988)	$3,175

Supplemental Condensed Consolidating Statements of Operations

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(unaudited)
	(in thousands)
Nine months ended September 30, 2005

Revenue	$—	$—	$947,920	$53,196	$(8,775)	$992,341

Cost of sales, including costs of warehousing, distribution and occupancy	—	—	645,974	39,065	(8,775)	676,264

Gross profit	—	—	301,946	14,131	—	316,077

Compensation and related benefits	—	—	163,009	8,966	—	171,975
Advertising and promotion	—	—	36,365	415	—	36,780
Other selling, general and administrative	206	1,536	52,106	2,417	—	56,265
Subsidiary (income) loss	(13,154)	(17,967)	(1,350)	—	32,471	—
Other income	—	—	(2,492)	(145)	—	(2,637)

Operating income (loss)	12,948	16,431	54,308	2,478	(32,471)	53,694

Interest expense, net	—	5,993	26,169	1,071	—	33,233

Income (loss) before income taxes	12,948	10,438	28,139	1,407	(32,471)	20,461

Income tax (benefit) expense	(74)	(2,716)	10,172	57	—	7,439

Net income (loss)	$13,022	$13,154	$17,967	$1,350	$(32,471)	$13,022

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined	Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Nine months ended September 30, 2006

NET CASH PROVIDED BY OPERATING ACTIVITIES:	$—	$—	$65,270	$3,585	$68,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	—	(14,828)	(1,222)	(16,050)
Investment/distribution	—	50,693	(50,693)	—	—
Other investing	—	—	(591)	—	(591)

Net cash provided by (used in) investing activities	—	50,693	(66,112)	(1,222)	(16,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
GNC Corporation investment in General Nutrition Centers, Inc.	23	(23)	—	—	—
Restricted payment made by General Nutrition Centers, Inc. to GNC Corporation Common Stockholders	—	(49,934)	—	—	(49,934)
Repurchase/retirement of common stock	(68)	—	—	—	(68)
Proceeds from exercised stock options	450	—	—	—	450
Payments on long-term debt	—	(736)	—	(814)	(1,550)
Other financing	(405)	—	618	—	213

Net cash (used in) provided by financing activities	—	(50,693)	618	(814)	(50,889)

Effect of exchange rate on cash	—	—	—	22	22

Net (decrease) increase in cash	—	—	(224)	1,571	1,347

Beginning balance, cash	—	—	83,143	2,870	86,013

Ending balance, cash	$—	$—	$82,919	$4,441	$87,360

GNC CORPORATION AND SUBSIDIARIES
SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED — CONTINUED)
Supplemental Condensed Consolidating Statements of Cash Flows

			Combined
			Guarantor	Non-Guarantor
	Parent	Issuer	Subsidiaries	Subsidiaries	Consolidated
	(unaudited)
	(in thousands)
Nine months ended September 30, 2005

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

NOTE 10. ASSETS HELD FOR SALE
          In September 2006, a subsidiary of GNC entered into formal negotiations for the sale of 100% of the stock of the Company’s Australian manufacturing facility, DFC Thompson Australia Pty. Ltd. (“DFC”). The Company is currently involved in continued negotiations regarding the details of a sale of DFC, which is expected to close in the fourth quarter of 2006. GNC recognized other expense of $1.1 million for the nine months ended September 30, 2006, which was the expected loss on the pending sale.

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
          All forward-looking statements, including, without limitation, our examination of historical operating trends, are based upon our current expectations and various assumptions. We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. Factors that may materially affect such forward-looking statements include, among others:
•	significant competition in our industry;

•	unfavorable publicity or consumer perception of our products;

•	the incurrence of material product liability and product recall costs;

•	costs of compliance and our failure to comply with governmental regulations;

•	the failure of our franchisees to conduct their operations profitably and limitations on our ability to terminate or replace under- performing franchisees;

•	economic, political, and other risks associated with our international operations;

•	our failure to keep pace with the demands of our customers for new products and services;

•	disruptions in our manufacturing system or losses of manufacturing certifications;

•	the lack of long-term experience with human consumption of ingredients in some of our products;

•	increases in the frequency and severity of insurance claims, particularly claims for which we are self-insured;

•	loss or retirement of key members of management;

•	increases in the cost of borrowings and limitations on availability of additional debt or equity capital;

•	the impact of our substantial debt on our operating income and our ability to grow; and

•	the failure to adequately protect or enforce our intellectual property rights against competitors.
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

Executive Overview
          In 2005, we undertook major specific initiatives to rebuild the business and to establish a foundation for stronger future performance. These initiatives were implemented in order to reverse declining sales trends, a lack of connectivity with our customers, and deteriorating franchise relations. In 2006, we have continued our focus on these strategies, and continued to see favorable results. These initiatives have allowed us to capitalize on our national footprint, brand awareness, and competitive positioning to improve our overall performance. Specifically, we:
•	introduced a single national pricing structure in order to simplify our pricing approach and improve our customer value perception;

•	developed and executed a national, more diversified marketing program focused on competitive pricing of key items and reinforcing GNC’s well-recognized and dominant brand name among consumers;

•	overhauled our field organization and store programs to improve our value-added customer shopping experience;

•	focused our merchandising and marketing initiatives on driving increased traffic to our store locations, particularly with promotional events outside of Gold Card week;

•	improved supply chain and inventory management, resulting in better in-stock levels of products generally and “never out” levels of top products;

•	reinvigorated our proprietary new product development activities;

•	revitalized vendor relationships, including their new product development activities and our exclusive or first-to-market access to new products;

•	realigned our franchise system with our corporate strategies and re-acquired or closed unprofitable or non-compliant franchised stores in order to improve the financial performance of the franchise system;

•	reduced our overhead cost structure; and

•	launched internet sales of our products on www.gnc.com.
          Favorable results in the third quarter of 2006 included the following:
•	Our fifth consecutive quarter of positive same store sales in our Retail segment. Same store sales, including internet sales, increased 11.7% for the three months ended September 30, 2006 compared to the same period in 2005. We believe that this increase was driven by our strategic initiatives that included simplifying our pricing and a national, more diversified marketing program and developing a better overall experience for our customers.

•	A realigned domestic franchise program, operating in a more unified way with our company-owned stores, which contributed to positive same store sales for our domestic franchised locations for the fourth consecutive quarter.
Results of Operations
          The information presented below for the three and nine months ended September 30, 2006 and 2005 was prepared by management and is unaudited. In the opinion of management, all adjustments necessary for a fair statement of our financial position and operating results for such periods and as of such dates have been included.
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
Results of Operations
(Dollars in millions and percentages expressed as a percentage of total net revenues)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	(unaudited)
Revenues:
Retail	$274.1	74.5%	$239.2	74.1%	$853.8	75.1%	$744.7	75.0%
Franchise	60.7	16.5%	53.2	16.5%	180.3	15.8%	163.5	16.5%
Manufacturing / Wholesale	32.9	9.0%	30.2	9.4%	103.3	9.1%	84.1	8.5%

Total net revenues	367.7	100.0%	322.6	100.0%	1,137.4	100.0%	992.3	100.0%

Operating expenses:
Cost of sales, including warehousing, distribution and occupancy costs	241.3	65.6%	222.1	68.9%	751.5	66.1%	676.2	68.2%
Compensation and related benefits	60.8	16.6%	58.5	18.1%	187.3	16.5%	172.0	17.3%
Advertising and promotion	11.0	3.0%	8.7	2.7%	41.3	3.6%	36.8	3.7%
Other selling, general and administrative expenses	20.3	5.5%	17.3	5.4%	62.9	5.5%	53.2	5.4%
Amortization expense	1.5	0.4%	1.1	0.3%	3.5	0.3%	3.0	0.3%
Foreign currency gain	—	0.0%	—	0.0%	(0.7)	-0.1%	(0.1)	0.0%
Other expense (income)	1.1	0.3%	—	0.0%	1.1	0.1%	(2.5)	-0.3%

Total operating expenses	336.0	91.4%	307.7	95.4%	1,046.9	92.0%	938.6	94.6%

Operating income:
Retail	31.0	8.4%	16.4	5.1%	99.9	8.8%	55.5	5.6%
Franchise	17.2	4.7%	14.7	4.6%	48.3	4.3%	37.6	3.8%
Manufacturing / Wholesale	14.2	3.8%	11.4	3.5%	38.8	3.4%	36.1	3.6%
Unallocated corporate and other (costs) income:
Warehousing and distribution costs	(12.6)	-3.4%	(12.5)	-3.9%	(37.9)	-3.3%	(37.4)	-3.8%
Corporate costs	(17.0)	-4.6%	(15.1)	-4.7%	(57.5)	-5.1%	(40.6)	-4.1%
Other (expense) income	(1.1)	-0.3%	—	0.0%	(1.1)	-0.1%	2.5	0.3%

Subtotal unallocated corporate and other costs net	(30.7)	-8.3%	(27.6)	-8.6%	(96.5)	-8.5%	(75.5)	-7.6%

Total operating income	31.7	8.6%	14.9	4.6%	90.5	8.0%	53.7	5.4%

Interest expense, net	9.7		9.9		29.5		33.2

Income before income taxes	22.0		5.0		61.0		20.5

Income tax expense	8.1		1.8		22.6		7.5

Net income	$13.9		$3.2		$38.4		$13.0

          Note: The numbers in the above table have been rounded to millions. All calculations related to the Results of Operations for the year-over-year comparisons below were derived from the table above and could occasionally differ immaterially if you were to use the unrounded data for these calculations.

Comparison of the Three Months Ended September 30, 2006 and 2005
     Revenues
          Our consolidated net revenues increased $45.1 million, or 14.0%, to $367.7 million for the three months ended September 30, 2006 compared to $322.6 million for the same period in 2005. The increase was primarily the result of increased same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to higher volume third-party customer contract sales.
          Retail. Revenues in our Retail segment increased $34.9 million, or 14.6%, to $274.1 million for the three months ended September 30, 2006 compared to $239.2 million for the same period in 2005. Included as part of the revenue increase was $4.2 million in revenue for sales through www.gnc.com, which started selling products on December 28, 2005. Sales increases occurred in all major product categories, including VMHS, sports nutrition, and diet. Our domestic company-owned same store sales, including our internet sales, improved for the quarter by 11.7%. Similar to the sales trends in our domestic company-owned stores, our Canadian company-owned stores had improved same store sales of 13.8% in the third quarter of 2006. Our company-owned store base increased by 47 stores to 2,538 domestically, primarily due to franchise store acquisitions, and our Canadian store base remained at 133 at September 30, 2006 compared to September 30, 2005.
          Franchise. Revenues in our Franchise segment increased $7.5 million, or 14.1%, to $60.7 million for the three months ended September 30, 2006 compared to $53.2 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales of $4.9 million to international franchisees and $2.5 million to domestic franchisees. Our domestic franchise stores recognized improved retail sales for the three months ended September 30, 2006, as evidenced by an increase in same store sales for these stores of 7.0%. Our domestic franchise store base declined by 141 stores to 1,071 at September 30, 2006, from 1,212 at September 30, 2005. Since the beginning of 2005, we have closed 78 domestic franchise stores and acquired 161 that were converted into company-owned stores. Our international franchise store base increased by 83 stores to 907 at September 30, 2006 compared to 824 at September 30, 2005.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, increased $2.7 million, or 8.9%, to $32.9 million for the three months ended September 30, 2006 compared to $30.2 million for the same period in 2005. This increase was generated primarily by the Greenville, South Carolina manufacturing facility, which had an increase of $4.5 million, principally as a result of third-party product contract manufacturing. These increases were partially offset by decreased sales of $1.4 million to Rite Aid and $0.5 million to drugstore.com.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $19.2 million, or 8.6%, to $241.3 million for the three months ended September 30, 2006 compared to $222.1 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, was 65.6% for the three months ended September 30, 2006 compared to 68.9% for the three months ended September 30, 2005.
          Product costs. Product costs increased $17.4 million, or 10.8%, to $178.5 million for the three months ended September 30, 2006 compared to $161.1 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 48.6% for the three months ended September 30, 2006 compared to 50.0% for the three months ended September 30, 2005. This improvement was due to increased volume in our Retail and Franchise segments.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.1 million, or 0.8%, to $13.0 million for the three months ended September 30, 2006 compared to $12.9 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of common carriers, offset by cost savings in wages, benefits, and other distribution costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.5% for the three months ended September 30, 2006 compared to 4.0% for the three months ended September 30, 2005.
          Occupancy costs. Occupancy costs increased $1.7 million, or 3.5%, to $49.8 million for the three months ended September 30, 2006 compared to $48.1 million for the same period in 2005. This increase was the result of higher lease-related costs of $1.4 million and utility costs of $0.6 million, which were partially offset by a reduction in depreciation expense and other occupancy related expenses of $0.3 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.5% for the three months ended September 30, 2006 compared to 14.9% for the three months ended September 30, 2005.

     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $8.0 million, or 9.3%, to $93.6 million, for the three months ended September 30, 2006 compared to $85.6 million for the same period in 2005. These expenses, as a percentage of net revenue, were 25.5% for the three months ended September 30, 2006 compared to 26.5% for the three months ended September 30, 2005.
          Compensation and related benefits. Compensation and related benefits increased $2.3 million, or 3.9%, to $60.8 million for the three months ended September 30, 2006 compared to $58.5 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $1.6 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes, of $1.3 million; and (3) non-cash stock based compensation expense of $0.7 million. These increases were partially offset by decreased self-insurance costs of $1.2 million and other benefits expense of $0.1 million.
          Advertising and promotion. Advertising and promotion expenses increased $2.3 million, or 26.4%, to $11.0 million for the three months ended September 30, 2006 compared to $8.7 million during the same period in 2005. Advertising expense increased as a result of an increase in television and newspaper insert advertising of $2.5 million and other advertising related costs of $0.5 million, offset by decreases in direct marketing and catalog advertising costs of $0.7 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $3.4 million, or 18.5%, to $21.8 million for the three months ended September 30, 2006 compared to $18.4 million for the same period in 2005. This increase was due to increases in: (1) professional expenses of $1.2 million; (2) commission expense on our internet sales through www.gnc.com of $1.1 million; (3) franchise rights amortization of $0.6 million; and (4) other SG&A expenses of $0.5 million.
     Foreign Currency Gain
          Foreign currency gain and loss for the three months ended September 30, 2006 and for the three months ended September 30, 2005, resulted primarily from accounts payable activity with our Canadian subsidiary and was less than $0.1 million for both periods.
     Other Expense
          Other expense for the three months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $16.8 million or 112.8%, to $31.7 million for the three months ended September 30, 2006 compared to $14.9 million for the same period in 2005. Operating income, as a percentage of net revenue, was 8.6% for the three months ended September 30, 2006 and 4.6% for the three months ended September 30, 2005.
          Retail. Operating income increased $14.6 million, or 89.0%, to $31.0 million for the three months ended September 30, 2006 compared to $16.4 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all major product categories.
          Franchise. Operating income increased $2.5 million, or 17.0%, to $17.2 million for the three months ended September 30, 2006 compared to $14.7 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our international and domestic franchisees, a direct result of improved retail sales, despite a reduced number of operating domestic franchisees.
          Manufacturing/Wholesale. Operating income increased $2.8 million, or 24.6%, to $14.2 million for the three months ended September 30, 2006 compared to $11.4 million for the same period in 2005. This increase was primarily the result of higher third-party contract sales volume and increased efficiencies in production.
          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.1 million, or 0.8%, to $12.6 million for the three months ended September 30, 2006 compared to $12.5 million for the same period in 2005. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers, offset by reduced wages and other operating expenses in our distribution centers.
          Corporate Costs. Corporate overhead cost increased $1.9 million, or 12.6%, to $17.0 million for the three months ended September 30, 2006 compared to $15.1 million for the same period in 2005. This increase was primarily the result of increases in incentive compensation expense and professional fees, offset by a decrease in self-insurance costs.

          Other expense. Other expense for the three months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary.
     Interest Expense
          Interest expense decreased $0.2 million, or 2.0%, to $9.7 million for the three months ended September 30, 2006 compared to $9.9 million for the same period in 2005. This decrease was primarily attributable to an increase in other interest income, offset by an increase in our variable interest rate on our senior credit facility.
     Income Tax Expense
          We recognized $8.1 million of consolidated income tax expense during the three months ended September 30, 2006 compared to $1.8 million for the same period of 2005. The increased tax expense for the three months ended September 30, 2006, was the result of an increase in income before income taxes of $17.0 million. The effective tax rate for the three months ended September 30, 2006, was 37.1%, compared to 36.4% for the same period in 2005.
     Net Income
          As a result of the foregoing, consolidated net income increased $10.7 million to $13.9 million for the three months ended September 30, 2006 compared to $3.2 million for the same period in 2005. Net income, as a percentage of net revenue, was 3.8% for the three months ended September 30, 2006 and 1.0% for the three months ended September 30, 2005.

Comparison of the Nine Months Ended September 30, 2006 and 2005
     Revenues
          Our consolidated net revenues increased $145.1 million, or 14.6%, to $1,137.4 million for the nine months ended September 30, 2006 compared to $992.3 million for the same period in 2005. The increase was primarily the result of increased same store sales in our Retail and Franchise segments and increased revenue in our Manufacturing/Wholesale segment due to a higher volume of third-party contracts for manufacturing sales for certain soft-gelatin products.
          Retail. Revenues in our Retail segment increased $109.1 million, or 14.7%, to $853.8 million for the nine months ended September 30, 2006 compared to $744.7 million for the same period in 2005. Included as part of the revenue increase was $12.3 million in revenue for sales through www.gnc.com, which started selling products on December 28, 2005. Sales increases occurred in all major product categories, including VMHS, sports nutrition, and diet. Our domestic company-owned same store sales, including our internet sales, improved for the nine months by 12.6%. Similar to the sales trends in our domestic company-owned stores, our Canadian company-owned stores had improved same store sales of 15.1% for the nine months ended September 30, 2006. Our company-owned store base increased by 47 stores to 2,538 domestically, primarily due to franchise store acquisitions, and our Canadian store base remained at 133 at September 30, 2006 compared to September 30, 2005.
          Franchise. Revenues in our Franchise segment increased $16.8 million, or 10.3%, to $180.3 million for the nine months ended September 30, 2006 compared to $163.5 million for the same period in 2005. This improvement in revenue resulted primarily from increased wholesale product sales of $9.1 million to domestic franchisees and $6.9 million to international franchisees and an increase in other revenue of $0.8 million. Our domestic franchise stores recognized improved retail sales for the nine months ended September 30, 2006, as evidenced by an increase in same store sales for these stores of 6.6%. Our domestic franchise store base declined by 141 stores to 1,071 at September 30, 2006, from 1,212 at September 30, 2005. Since the beginning of 2005, we have closed 78 domestic franchise stores and acquired 161 that were converted into company-owned stores. Our international franchise store base increased by 83 stores to 907 at September 30, 2006 compared to 824 at September 30, 2005.
          Manufacturing/Wholesale. Revenues in our Manufacturing/Wholesale segment, which includes third-party sales from our manufacturing facilities in South Carolina and Australia, as well as wholesale sales to Rite Aid and drugstore.com, increased $19.2 million, or 22.8%, to $103.3 million for the nine months ended September 30, 2006 compared to $84.1 million for the same period in 2005. This increase was generated primarily by the Greenville, South Carolina manufacturing facility, which had an increase of $19.1 million, principally as a result of utilizing excess soft-gelatin manufacturing capacity for third-party product contract manufacturing. We also had an increase of $1.3 million in sales to Rite Aid. These increases were partially offset by decreased sales to drugstore.com of $1.5 million.
     Cost of Sales
          Consolidated cost of sales, which includes product costs, costs of warehousing and distribution and occupancy costs, increased $75.3 million, or 11.1%, to $751.5 million for the nine months ended September 30, 2006 compared to $676.2 million for the same period in 2005. Consolidated cost of sales, as a percentage of net revenue, was 66.1% for the nine months ended September 30, 2006 compared to 68.2% for the nine months ended September 30, 2005.
          Product costs. Product costs increased $69.6 million, or 14.1%, to $563.7 million for the nine months ended September 30, 2006 compared to $494.1 million for the same period in 2005. This increase is primarily due to increased sales volumes at the retail stores. Consolidated product costs, as a percentage of net revenue, were 49.6% for the nine months ended September 30, 2006 compared to 49.9% for the nine months ended September 30, 2005. This improvement was due to increased volume in our Retail and Franchise segments.
          Warehousing and distribution costs. Warehousing and distribution costs increased $0.7 million, or 1.8%, to $39.2 million for the nine months ended September 30, 2006 compared to $38.5 million for the same period in 2005. This increase was primarily a result of increased fuel costs that affected our private fleet, as well as the cost of common carriers, offset by cost savings in wages, benefits, and other distribution costs. Consolidated warehousing and distribution costs, as a percentage of net revenue, were 3.4% for the nine months ended September 30, 2006 compared to 3.9% for the nine months ended September 30, 2005.
          Occupancy costs. Occupancy costs increased $5.0 million, or 3.5%, to $148.6 million for the nine months ended September 30, 2006 compared to $143.6 million for the same period in 2005. This increase was the result of higher lease-related costs of $4.7 million and utility costs of $1.2 million, which were partially offset by a reduction in depreciation expense and other occupancy related expenses of $0.9 million. Consolidated occupancy costs, as a percentage of net revenue, were 13.1% for the nine months ended September 30, 2006 compared to 14.5% for the nine months ended September 30, 2005.

     Selling, General and Administrative (“SG&A”) Expenses
          Our consolidated SG&A expenses, including compensation and related benefits, advertising and promotion expense, other selling, general and administrative expenses, and amortization expense, increased $30.0 million, or 11.3%, to $295.0 million, for the nine months ended September 30, 2006 compared to $265.0 million for the same period in 2005. These expenses, as a percentage of net revenue, were 25.9% for the nine months ended September 30, 2006 compared to 26.7% for the nine months ended September 30, 2005.
          Compensation and related benefits. Compensation and related benefits increased $15.3 million, or 8.9%, to $187.3 million for the nine months ended September 30, 2006 compared to $172.0 million for the same period in 2005. The increase was the result of increases in: (1) incentives and commission expense of $11.3 million, a portion of which related to a discretionary payment to employee stock option holders of $4.2 million and the remainder was incentive expense of $7.1 million; (2) base wage expense, primarily in our retail stores for part-time wages to support the increased sales volumes, of $3.6 million; (3) non-cash stock based compensation expense of $1.9 million and (4) other benefits expense of $0.6 million. These increases were partially offset by decreased severance costs of $1.2 million and self-insurance costs of $0.9 million.
          Advertising and promotion. Advertising and promotion expenses increased $4.5 million, or 12.2%, to $41.3 million for the nine months ended September 30, 2006 compared to $36.8 million during the same period in 2005. Advertising expense increased as a result of an increase in television and newspaper insert advertising of $5.3 million, offset by decreases in other advertising related expenses of $0.8 million.
          Other SG&A. Other SG&A expenses, including amortization expense, increased $10.2 million, or 18.1%, to $66.4 million for the nine months ended September 30, 2006 compared to $56.2 million for the same period in 2005. This increase was due to increases in: (1) professional expenses of $6.0 million, a portion of which related to a discretionary payment made to our non-employee option holders for $0.6 million; (2) commission expense on our internet sales through www.gnc.com of $3.3 million; (3) accrual for legal settlement of $0.9 million; (4) credit card fees of $1.3 million; and (5) franchise rights amortization of $0.9 million, in addition to a decrease in interest on franchisee notes of $0.7 million. These were partially offset by decreases other SG&A expenses of $0.3 million and bad debt expense of $2.6 million, as a result of the decrease in accounts receivable, which was a direct result of the franchise acquisitions since the prior year.
     Foreign Currency Gain
          We recognized a consolidated foreign currency gain of $0.7 million in the nine months ended September 30, 2006 compared to a gain of $0.1 million for the nine months ended September 30, 2005. These gains resulted primarily from accounts payable activity with our Canadian subsidiary.
     Other Expense / Income
          Other expense for the nine months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary. Other income for the nine months ended September 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
     Operating Income
          As a result of the foregoing, consolidated operating income increased $36.8 million or 68.5%, to $90.5 million for the nine months ended September 30, 2006 compared to $53.7 million for the same period in 2005. Operating income, as a percentage of net revenue, was 8.0% for the nine months ended September 30, 2006 compared to 5.4% for the nine months ended September 30, 2005.
          Retail. Operating income increased $44.4 million, or 80.0%, to $99.9 million for the nine months ended September 30, 2006 compared to $55.5 million for the same period in 2005. The primary reason for the increase was increased sales and margin in all major product categories.
          Franchise. Operating income increased $10.7 million, or 28.5%, to $48.3 million for the nine months ended September 30, 2006 compared to $37.6 million for the same period in 2005. This increase is primarily attributable to an increase in wholesale sales to our international and domestic franchisees, despite a reduced number of operating domestic franchisees.
          Manufacturing/Wholesale. Operating income increased $2.7 million, or 7.5%, to $38.8 million for the nine months ended September 30, 2006 compared to $36.1 million for the same period in 2005. This increase was primarily the result of higher third-party contract sales volume and increased efficiencies in production.

          Warehousing and Distribution Costs. Unallocated warehousing and distribution costs increased $0.5 million, or 1.3%, to $37.9 million for the nine months ended September 30, 2006 compared to $37.4 million for the same period in 2005. This increase was primarily a result of increased fuel costs, as well as the cost of common carriers, offset by reduced wages and other operating expenses in our distribution centers.
          Corporate Costs. Corporate overhead cost increased $16.9 million, or 41.6%, to $57.5 million for the nine months ended September 30, 2006 compared to $40.6 million for the same period in 2005. This increase was primarily the result of increases in: (1) incentive compensation expense; (2) professional fees; and (3) accrual for legal settlements, offset by decreases in severance and self-insurance costs.
          Other expense/income. Other expense for the nine months ended September 30, 2006 was $1.1 million, which was the expected loss on the pending sale of our Australian subsidiary. Other income for the nine months ended September 30, 2005 was $2.5 million, which was the recognition of transaction fee income related to the transfer of our Australian franchise rights.
     Interest Expense
          Interest expense decreased $3.7 million, or 11.1%, to $29.5 million for the nine months ended September 30, 2006 compared to $33.2 million for the same period in 2005. This decrease was primarily attributable to the write-off of $3.9 million of deferred financing fees in the first quarter of 2005 resulting from the early extinguishment of debt and an increase in other interest income, partially offset by an increase in our variable interest rate on our senior credit facility.
     Income Tax Expense
          We recognized $22.6 million of consolidated income tax expense during the nine months ended September 30, 2006 compared to $7.5 million for the same period of 2005. The increased tax expense for the nine months ended September 30, 2006, was the result of an increase in income before income taxes of $40.5 million. The effective tax rate remained relatively consistent for the nine months ended September 30, 2006, and was 37.1%, compared to 36.4% for the same period in 2005.
     Net Income
          As a result of the foregoing, consolidated net income increased $25.4 million, or 195.4%, to $38.4 million for the nine months ended September 30, 2006 compared to $13.0 million for the same period in 2005. Net income, as a percentage of net revenue, was 3.4% for the nine months ended September 30, 2006 and 1.3% for the nine months ended September 30, 2005.

Liquidity and Capital Resources
          At September 30, 2006, we had $87.4 million in cash and cash equivalents and $302.7 million in working capital compared with $86.0 million in cash and cash equivalents and $297.0 million in working capital at December 31, 2005. The $5.7 million increase in working capital was primarily driven by an increase in inventory and accounts receivable, offset by increases in trade accounts payable and other current liabilities. Cash was also reduced for the nine months ended September 30, 2006 by the $49.9 million restricted payment to our common stockholders.
          We expect to fund our operations through internally generated cash and, if necessary, from borrowings under our $75.0 million revolving credit facility. At September 30, 2006, we had $65.7 million available under our revolving credit facility, after giving effect to $9.3 million utilized to secure letters of credit. We expect our primary uses of cash in the near future will be debt service requirements, capital expenditures and working capital requirements. We anticipate that cash generated from operations, together with amounts available under our revolving credit facility, will be sufficient for the term of the revolving credit facility which matures on December 5, 2008, to meet our operating expenses, capital expenditures and debt service obligations as they become due. However, our ability to make scheduled payments of principal on, to pay interest on, or to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance, which will be affected by general economic, financial and other factors beyond our control. We are currently in compliance with our financial and debt covenant reporting and compliance requirements in all material respects.
          In June 2006, we filed a Form S-1 registration statement with the SEC with respect to a proposed initial public offering (“IPO”) of our common stock along with the sale of common stock by our principal stockholder. We would have received a portion of the net proceeds of the IPO. In August 2006, due to market conditions present at that time, we determined to postpone the IPO. As of the date of this report, the registration statement remains on file with the SEC and has not been withdrawn. In conjunction with analyzing our overall future liquidity and capital needs, we are evaluating the probability and timing of continuing the IPO process.
     Cash Provided by Operating Activities
          Cash provided by operating activities was $68.9 million for the nine months ended September 30, 2006 and $34.7 million for the nine months ended September 30, 2005. The primary reason for the change was an increase in net income and changes in working capital accounts. Net income increased $25.4 million for the nine months ended September 30, 2006 compared with the same period in 2005.
          For the nine months ended September 30, 2006, inventory increased by $20.9 million as a result of increase store inventory to support the increased sales volumes. Accounts receivable increased $11.7 million for the nine months ended September 30, 2006 primarily due to increased third-party sales by our Greenville, South Carolina manufacturing facility and increased wholesale sales to franchisees. For the nine months ended September 30, 2006, accounts payable increased $7.2 million. Accrued liabilities increased $7.7 million primarily due to an increase of $6.3 million for incentive compensation in accordance with the corporate incentive compensation program, which is based upon financial results. In addition, accrued liabilities increased due to an increase of $3.5 million for deferred revenue primarily related to increases in Gold Card and gift card sales.
          For the nine months ended September 30, 2005, inventory increased $13.4 million as a result of an increase in our bulk inventory and a decrease in our reserves. This inventory increase supported our strategy of ensuring our top-selling products are always in stock. Franchise notes receivable decreased $7.6 million for the nine months ended September 30, 2005, as a result of payments on existing notes and fewer company-financed franchise store openings than in prior years. Accrued interest for the nine months ended September 30, 2005 increased $7.3 million due to the January 2005 issuance of senior notes, which have interest payable semi-annually on January 15 and July 15 each year.
     Cash Used in Investing Activities
          We used cash from investing activities of $16.6 million for the nine months ended September 30, 2006 and $14.3 million for the nine months ended September 30, 2005. Capital expenditures, which were primarily for improvements to our retail stores and our South Carolina manufacturing facility, were $16.1 million for the nine months ended September 30, 2006 and $13.8 million during for the nine months ended September 30, 2005.
          We currently have no material capital commitments. Our capital expenditures typically consist of certain lease-required periodic updates in our company-owned stores and ongoing upgrades and improvements to our manufacturing facilities. Additionally, we expect to upgrade our point-of-sale register systems in the near future.
     Cash Used in Financing Activities
          We used cash in financing activities of approximately $50.9 million for the nine months ended September 30, 2006. In March 2006, Centers made a restricted payment to the holders of our Common Stock for $49.9 million. This payment was determined to be in compliance with Centers’ debt covenants and the terms of GNC’s 12% Series A Exchangeable Preferred Stock as a one-time total payment. For the nine months ended September 30, 2006, other assets included a $1.7 million increase for costs related to our postponed IPO. In the event the IPO is postponed for a significant amount of time or cancelled, these costs would have to be expensed, rather than deferred and eventually offset against the offering proceeds. For the nine months ended September 30, 2006, we paid $0.4 million of the deferred IPO costs and $1.6 million of our debt obligation.
          We used cash in financing activities of approximately $43.1 million for the nine months ended September 30, 2005. In January 2005, Centers issued $150.0 million aggregate principal amount of its Senior Notes, and used the net proceeds of $145.6 million from this issuance, together with $39.4 million of cash on hand, to pay down $185.0 million of Centers’ indebtedness under its term loan facility. For the nine months ended September 30, 2006, we also paid $4.7 million in fees related to the Senior Notes offering and paid down an additional $1.5 million of our debt.
          Senior Credit Facility. In connection with the Numico acquisition, Centers entered into a senior credit facility with a syndicate of lenders. GNC and its domestic subsidiaries have guaranteed Centers’ obligations under the senior credit facility. The senior credit facility at December 31, 2004 consisted of a $285.0 million term loan facility and a $75.0 million revolving credit facility. Centers borrowed the entire $285.0 million under the original term loan facility to fund part of the Numico acquisition, with none of the $75.0 million revolving credit facility being utilized to fund the Numico acquisition. This facility was subsequently amended in December 2004. In January 2005, as a stipulation of the December 2004 amendment to the senior credit facility, Centers used the net proceeds of their senior notes offering of $145.6 million, together with $39.4 million of cash on hand, to repay a portion of the debt under the prior $285.0 million term loan facility. We amended the senior credit facility again in May 2006 in order to reduce the term loan facility interest rates, remove a requirement to use a portion of equity proceeds to reduce the senior credit facility, and clarify our ability to make permitted restricted payments. At September 30, 2006, the credit facility consisted of a $95.4 million term loan facility and a $75.0 million revolving credit facility.
          The term loan facility matures on December 5, 2009. The revolving credit facility matures on December 5, 2008. The senior credit facility permits Centers to prepay a portion or all of the outstanding balance without incurring penalties other than indemnifications for losses that occur when a Eurodollar loan is prepaid on a date that is not the last day of an interest period. The revolving credit facility allows for $50.0 million to be used for outstanding letters of credit and we utilized $9.3 million at September 30, 2006 and $8.6 million at December 31, 2005. At September 30, 2006, $65.7 million of this facility was available for borrowing. Interest on the senior credit facility carried an average interest rate of 8.1% at September 30, 2006 and 7.4% at December 31, 2005. Interest is payable quarterly in arrears. The senior credit facility contains customary covenants including financial tests (including maintaining a maximum senior secured leverage ratio of no more than 2.25 and a minimum fixed charge ratio coverage of at least 1.0, each of which utilizes EBITDA as defined by the credit agreement in its calculation, ratio, and maximum capital expenditures), and certain other limitations such as our ability to incur additional debt, guarantee other obligations, grant liens on assets, make investments, acquisitions, or mergers, dispose of assets, make optional payments or modifications of other debt instruments, and pay dividends or other payments on capital stock. If we do not maintain or meet the minimum requirements for these covenants, the lenders under the credit facilities are entitled to accelerate the facilities and take various other actions, including all actions permitted to be taken by a secured creditor. See the “Long-Term Debt” note to our consolidated financial statements included in our Annual Report on Form 10-K.
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
Contractual Obligations
          At September 30, 2006 there were no material changes in our December 31, 2005 contractual obligations.
Off Balance Sheet Arrangements
          As of September 30, 2006, we had no relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

          We have a balance of unused barter credits on account with a third-party barter agency. We generated these barter credits by exchanging inventory with a third-party barter vendor. In exchange, the barter vendor supplied us with barter credits. We did not record a sale on the transaction as the inventory sold was for expiring products that were previously fully reserved for on our balance sheet. In accordance with the Accounting Principles Board (“APB”) No. 29, a sale is recorded based on either the value given up or the value received, whichever is more easily determinable. The value of the inventory was determined to be zero, as the inventory was fully reserved. Therefore, these credits were not recognized on the balance sheet and are only realized when we purchase services or products through the bartering company. The credits can be used to offset the cost of purchasing services or products. As of September 30, 2006, the available credit balance was $8.5 million and was $9.5 million as of December 31, 2005. The barter credits are available for use through March 31, 2009.
Effect of Inflation
          Inflation generally affects us by increasing costs of raw materials, labor and equipment. We do not believe that inflation had any material effect on our results of operations in the periods presented in our consolidated financial statements.
Critical Accounting Estimates
          We adopted SFAS No. 123(R) effective January 1, 2006. SFAS 123(R) established a fair-value-based method of accounting for generally all share-based payment transactions. We utilize the Black-Scholes valuation method to establish fair value of all awards. The Black-Scholes model utilizes the following assumptions in determining a fair value: price of underlying stock, option exercise price, expected option term, risk-free interest rate, expected dividend yield, and expected stock price volatility over the option’s expected term. The expected option term has been estimated by considering both the vesting period, which is typically four years, and the contractual term of seven years. As our underlying stock is not publicly traded on an open market, we utilized a historical industry average to estimate the expected volatility. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure on the effects of adoption and the valuation method and assumptions applied to current period stock option grants.
          There have been no other material changes to our critical accounting estimates since December 31, 2005.
Recently Issued Accounting Pronouncements
          In September 2006, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We continue to evaluate the adoption of SFAS 157 and its impact on our consolidated financial statements or results of operations.
          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). This bulletin expresses the SEC’s views regarding the process of quantifying financial statement misstatements. The interpretations in this bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This statement is effective for annual financial statements starting with the year ending December 31, 2006. We continue to evaluate the adoption of SAB 108 and its impact on our consolidated financial statements or results of operations and based on current information, we do not believe that it will have material impact.
          In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We continue to evaluate the adoption of FIN 48 and its impact on our consolidated financial statements or results of operations.
          In March 2006, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Abstract Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)” (“EITF 06-03”), that clarifies how a company discloses its recording of taxes collected that are imposed on revenue producing activities. EITF 06-03 is effective for the first interim reporting period beginning after December 15, 2006. We are evaluating the impact, if any, that EITF 06-03 may have on our consolidated financial statements or results of operations.

          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (revised 2004)” (“SFAS 123(R)”). SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees and disallows the use of the intrinsic value method of accounting for stock compensation. We are required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the stock options and other equity-based compensation issued to employees. This statement was effective for us starting January 1, 2006 and we elected to use the modified prospective application method. The impact of this statement on our consolidated financial statements or results of operations has been historically disclosed on a pro-forma basis and is now recognized as compensation expense on a prospective basis. Based on the equity awards outstanding as of September 30, 2006, we expect compensation expense, net of tax, of $1.0 million to $2.5 million for the year ending December 31, 2006. Refer to the “Stock Based Compensation Plans” note to our unaudited consolidated financial statements in this Report for additional disclosure.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
          At September 30, 2006 there were no material changes in our December 31, 2005 market risks relating to interest and foreign exchange rates.
Item 4. Controls and Procedures.
          Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are effective in ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective at the reasonable assurance level.
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
          Ephedra (Ephedrine Alkaloids). As of September 30, 2006, the Company has been named as a defendant in 134 pending cases involving the sale of third-party products that contain ephedra. Of those cases, one involves a proprietary GNC product. Ephedra products have been the subject of adverse publicity and regulatory scrutiny in the United States and other countries relating to alleged harmful effects, including the deaths of several individuals. In early 2003, the Company instructed all of its locations to stop selling products containing ephedra that were manufactured by GNC or one of its affiliates. Subsequently, the Company instructed all of its locations to stop selling any products containing ephedra by June 30, 2003. In April 2004, the FDA banned the sale of products containing ephedra. All claims to date have been tendered to the third-party manufacturer or to the Company insurer and the Company has incurred no expense to date with respect to litigation involving ephedra products. Furthermore, the Company is entitled to indemnification by Numico for certain losses arising from claims related to products containing ephedra sold prior to December 5, 2003. All of the pending cases relate to products sold prior to such time and, accordingly, the Company is entitled to indemnification from Numico for all of the pending cases.
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
     Harry Rodriguez v. General Nutrition Companies, Inc. (previously pending in the Supreme Court of the State of New York, New York County, New York, Index No. 02/126277). Plaintiffs filed this putative class action on or about July 25, 2002. The Second Amended Complaint, filed thereafter on or about December 6, 2002, alleged claims for unjust enrichment, violation of General Business Law Section 349 (misleading and deceptive trade practices), and violation of General Business Law Section 350 (false advertising). On July 2, 2003, the Court granted part of the Company’s motion to dismiss and dismissed the unjust enrichment cause of action. On January 4, 2006, the court conducted a hearing on the Company’s motion for summary judgment and Plaintiffs’ motion for class certification, both of which remain pending.
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
          Class Action Settlement. Five class action lawsuits were filed against the Company in the state courts of Alabama, California, Illinois and Texas with respect to claims that the labeling, packaging and advertising with respect to a third-party product sold by the Company were misleading and deceptive. The Company denies any wrongdoing and is pursuing indemnification claims against the manufacturer. As a result of mediation, the parties have agreed to a national settlement of the lawsuits, which has been preliminarily approved by the court. Notice to the class has been published in mass advertising media publications. In addition, notice has been mailed to approximately 2.4 million GNC Gold Card members. Each person who purchased the third-party product and who is part of the class will receive a cash reimbursement equal to the retail price paid, net of sales tax, upon presentation to the Company of a cash register receipt or original product packaging as proof of purchase. If a person purchased the product, but does not have a cash register receipt or original product packaging, such a person may submit a signed affidavit and will then be entitled to receive one or more coupons. Register receipts or original product packaging, or signed affidavits, must be presented within a 90-day period after the settlement is approved by the court and the time for an appeal has ended. The number of coupons will be based on the total amount of purchases of the product subject to a maximum of five coupons per purchaser. Each coupon will have a cash value of $10.00 valid toward any purchase of $25.00 or more at a GNC store. The coupons will not be redeemable by any GNC Gold Card member during Gold Card Week and will not be redeemable for products subject to any other price discount. The coupons are to be redeemed at point of sale and are not mail-in rebates. They will be redeemable for a 90-day period beginning in the first calendar quarter after the settlement is approved by the court and the time for an appeal has ended. The Company will issue a maximum of 5.0 million certificates with a combined face value of $50.0 million. In addition to the cash reimbursements and coupons, as part of the settlement the Company will be required to pay legal fees of approximately $1.0 million and will incur $0.7 million in 2006 for advertising and postage costs related to the notification letters; as a result $1.7 million was accrued as legal costs at December 31, 2005. No adjustments were recognized during the quarter ended September 30, 2006. The deadline for class members to opt out of the settlement class or object to the terms of the settlement was July 6, 2006. A final fairness hearing is scheduled to take place on November 6, 2006. As the sales of this product occurred in the late 1990s and early 2000s, the Company cannot reasonably estimate (1) how many of the purchasers of the product will receive notice or see the notice published in mass advertising media publications, (2) the amount of customers that will still have sales receipts or original product packaging for the products and (3) the amount of customers that sign an affidavit in lieu of a register receipt or original product packaging. To date, there have been 612 requests for coupons. Due to the uncertainty that exists as to the extent of future sales to the purchasers, the coupons are an incentive for the purchasers to buy products or services from the entity (at a reduced gross margin). Accordingly, the Company will recognize the settlement by reducing revenue in future periods when the purchasers utilize the coupons.
          Nutrition 21. On June 23, 2005, General Nutrition Corporation, one of the Company’s wholly owned subsidiaries, was sued by Nutrition 21, LLC in the United States District Court for the Eastern District of Texas. Nutrition 21 alleges that the GNC Subsidiary has infringed, and is continuing to infringe, United States Patent No. 5,087,623, United States Patent No. 5,087,624, and United States Patent No. 5,175,156, all of which are entitled Chromic Picolinate Treatment, by offering for sale, selling, marketing, advertising, and promoting finished chromium picolinate products for uses set forth in these patents. Nutrition 21 has requested an injunction prohibiting the GNC subsidiary from infringing these patents and is seeking recovery of unspecified damages resulting from the infringement, including lost profits. Nutrition 21 asserts that lost profits should be trebled due to the GNC subsidiary’s alleged willful infringement, together with attorneys’ fees, interest and costs. The Company disputes the claims and intends to contest this suit vigorously. In its answer and counterclaims, the GNC subsidiary has asserted, and is seeking a declaratory judgment, that these patents are invalid, not infringed, and unenforceable. The GNC subsidiary has also asserted counterclaims in the suit for false patent marking and false advertising. A hearing on claim construction issues was held on April 20, 2006, and the court has issued a claim construction order. The parties are presently pursuing discovery. The case is not presently set for trial, but we expect that it will be docketed for trial in the first half of 2007. As any liabilities that may arise from this case are not probable or reasonably estimable at this time, no liability has been accrued in the accompanying financial statements.
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
          Wage and Hour Claim. On August 11, 2006, Centers and General Nutrition Corporation, a wholly owned subsidiary of the Company, was sued in federal district court for the District of Kansas by Michelle L. Most and Mark A. Kelso, on behalf of themselves and all others similarly situated. The lawsuit purports to certify a nationwide class of GNC store managers and assistant managers and alleges that GNC failed to pay time and a half for working more than 40 hours per week. Counsel for the plaintiffs contends that Centers and GNC improperly applied fluctuating work week calculations and procedures for docking pay for working less than 40 hours per week under a fluctuating work week. The Company intends to vigorously defend the lawsuit and believes that it will not have any additional material impact on its consolidated financial statements.
          Visa/MasterCard Antitrust Litigation. The terms of a significant portion of the Visa/MasterCard antitrust litigation settlement were finalized during 2005. Accordingly, the Company recognized a $1.2 million gain in December 2005 for its expected portion of the proceeds and expects to collect this settlement in the fourth quarter of 2006.
          Product Claim Settlement. In March 2005, an individual purchased a nutritional supplement containing whey at one of our stores and, within minutes after preparing the mix, went into anaphylactic shock, allegedly as a result of an allergy to dairy products, and subsequently died. A pre-litigation complaint was presented to the Company alleging wrongful death among other claims. The product was labeled in accordance with FDA regulations in effect at the time. On July 18, 2006, the Company entered into a settlement agreement with the individual’s estate pursuant to which the Company did not admit liability, but agreed to pay approximately $1.3 million to the estate, which includes a $100,000 payment to a bona fide insurer on behalf of the individual’s sister in exchange for full general releases in favor of the Company. Under the applicable insurance policy covering the claim, the Company has a retention of $1.0 million, which was accrued in the second quarter of 2006. In the third quarter of 2006, the Company paid the $1.0 million retention and its insurance carrier funded the balance of the settlement.

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
          In the last two years, we have experienced significant management changes. In December 2004, our then Chief Executive Officer resigned. In 2005, six of our then executive officers resigned at different times, including our former Chief Executive Officer, who served in that position for approximately five months. In November 2005, our board of directors appointed Joseph Fortunato, then our Chief Operating Officer, as our Chief Executive Officer. Some of these changes were the result of the officer’s personal decision to pursue other opportunities. The remaining changes were instituted by us as part of strategic initiatives executed in 2005 in order to enhance our business and reposition our operations for stronger future performance. Effective April 17, 2006, our Chief Operating Officer resigned to become a senior officer of Linens ‘n Things, Inc., which is controlled by an affiliate of Apollo Management, L.P., an affiliate of our principal stockholder. He continues to serve as Merchandising Counselor. At that time, we appointed a new Chief Merchandising Officer, who resigned effective April 28, 2006, because of disagreements about the direction of our merchandising efforts. We will continue to enhance our management team as necessary to strengthen our business for future growth. Although we do not anticipate additional significant management changes, these and other changes in management could result in changes to, or impact the execution of, our business strategy. Any such changes could be significant and could have a negative impact on our performance and results of operations. In addition, if we are unable to successfully transition members of management into their new positions, management resources could be constrained.
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
          Our manufacturing operations produced approximately 33% of the products we sold for the nine months ended September 30, 2006 and approximately 35% for year end December 31, 2005. Other than powders and liquids, nearly all of our proprietary products are produced in our manufacturing facility located in Greenville, South Carolina. For the twelve months ended September 30, 2006, no one vendor supplied more than 10% of our raw materials. In the event any of our third-party suppliers or vendors were to become unable or unwilling to continue to provide raw materials in the required volumes and quality levels or in a timely manner, we would be required to identify and obtain acceptable replacement supply sources. If we are unable to obtain alternative supply sources, our business could be adversely affected. Any significant disruption in our operations at our Greenville, South Carolina facility for any reason, including regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war, or other force majeure, could disrupt our supply of products, adversely affecting our sales and customer relationships.
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
          We are currently and may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling, or using some aspect of our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could adversely affect our revenues and profitability. We are currently subject to intellectual property infringement claims pursuant to litigation instituted against one of our wholly owned subsidiaries by a third party based on alleged infringement of patents by our subsidiary. We believe that these claims are without merit, and we intend to defend them vigorously. See “Item I, Legal Proceedings.’’

A substantial amount of our revenues are generated from our franchisees, and our revenues could decrease significantly if our franchisees do not conduct their operations profitably or if we fail to attract new franchisees.
          As of September 30, 2006 approximately 34%, and as of December 31, 2005 35%, of our retail locations were operated by franchisees. Our franchise operations generated approximately 16.5% of our revenues for the three months ended September 30, 2006 and 16.5% of our revenues for the three months ended September 30, 2005. Our revenues from franchised stores depend on the franchisees’ ability to operate their stores profitably and adhere to our franchise standards. The closing of unprofitable franchised stores or the failure of franchisees to comply with our policies could adversely affect our reputation and could reduce the amount of our franchise revenues. These factors could have a material adverse effect on our revenues and operating income.
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
          As of September 30, 2006, we had 133 company-owned Canadian stores and 907 international franchised stores in 47 international markets. We derived 9.0% of our revenues for the three months ended September 30, 2006 and 8.2% of our revenues for the year ended December 31, 2005 from our international operations. As part of our business strategy, we intend to expand our international franchise presence. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will increase the effects of these risks. These risks include, among others:
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
          As a retailer, distributor, and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs, and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, third-party manufacturers produce many of the products we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. We have been and may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. For example, as of September 30, 2006, we have been named as a defendant in 134 pending cases involving the sale of products that contain ephedra. See “Item I, Legal Proceedings.’’ Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. All claims to date have been tendered to the third-party manufacturer or to our insurer, and we have incurred no expense to date with respect to litigation involving ephedra products. Furthermore, we are entitled to indemnification by Numico for losses arising from claims related to products containing ephedra sold before December 5, 2003. All of the pending cases relate to products sold before that time.
We are not insured for a significant portion of our claims exposure, which could materially and adversely affect our operating income and profitability.
          We have procured insurance independently for the following areas: (1) general liability; (2) product liability; (3) directors and officers liability; (4) property insurance; (5) workers’ compensation insurance; and (6) various other areas. We are self-insured for other areas, including: (1) medical benefits; (2) workers’ compensation coverage in New York, with a stop loss of $250,000; (3) physical damage to our tractors, trailers, and fleet vehicles for field personnel use; and (4) physical damages that may occur at company-owned stores. We are not insured for some property and casualty risks due to the frequency and severity of a loss, the cost of insurance, and the overall risk analysis. In addition, we carry product liability insurance coverage that requires us to pay deductibles/retentions with primary and excess liability coverage above the deductible/retention amount. Because of our deductibles and self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. We currently maintain product liability insurance with a retention of $1.0 million per claim with an aggregate cap on retained loss of $10.0 million. As a result, our insurance and claims expense could increase in the future. Alternatively, we could raise our deductibles/retentions, which would increase our already significant exposure to expense from claims. If any claim exceeds our coverage, we would bear the excess expense, in addition to our other self-insured amounts. If the frequency or severity of claims or our expenses increase, our operating income and profitability could be materially adversely affected. See “Item 1, Legal Proceedings.”
Risks Related to Our Substantial Debt
Our substantial debt could adversely affect our results of operations and financial condition and otherwise adversely impact our operating income and growth prospects.
          As of September 30, 2006, our total debt was approximately $471.8 million, and we had an additional $65.7 million available for borrowing on a secured basis under our $75.0 million senior revolving credit facility after giving effect to the use of $9.3 million of the revolving credit facility to secure letters of credit. All of the debt under our senior credit facility bears interest at variable rates. We are subject to additional interest expense if these rates increase significantly, which could also reduce our ability to borrow additional funds.
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
          If we are unable to meet our obligations with respect to our debt, we could be forced to restructure or refinance our debt, seek equity financing, or sell assets. If we are unable to restructure, refinance, or sell assets in a timely manner or on terms satisfactory to us, we may default under our obligations. As of September 30, 2006, substantially all of our debt was subject to acceleration clauses. A default on any of our debt obligations could trigger these acceleration clauses and cause those and our other obligations to become immediately due and payable. Upon an acceleration of any of our debt, we may not be able to make payments under our debt.
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

GNC CORPORATION (Registrant)
October 27, 2006	/s/ Joseph M. Fortunato
Joseph M. Fortunato
President and Chief Executive Officer (principal executive officer)

October 27, 2006	/s/ Curtis J. Larrimer
Curtis J. Larrimer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)